Form 10-K405
period 1996-12-31
UNION FINANCIAL SERVICES I INC
filed 1997-03-28
CIK 1010519

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________

                                  FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                      OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]
           For the transition period from ........... to ...........

                       Commission file number 333-08929
                        ______________________________

                       UNION FINANCIAL SERVICES-1, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                       86-0817755
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

 6991 East Camelback Road, Suite B290
         Scottsdale, Arizona                                  85251
(Address of principal executive offices)                    (Zip Code)

                                (602) 947-7703
              (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X    NO
                                                    -------   -------

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 1996: NONE

    THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 1, 1997 WAS 1,000.

                      ___________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated in Parts I, II and IV of this report by reference: The Registrant's Registration Statement on Form S-3 (File No. 333-08929), as amended and supplemented, as filed with the Securities and Exchange Commission in October 1996 and March 1997; and the Registrant's Current Report on Form 8-K dated January 7, 1997.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I
  ITEM 1.  BUSINESS......................................................   1
  ITEM 2.  PROPERTIES....................................................  17
  ITEM 3.  LEGAL PROCEEDINGS.............................................  17
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  17

PART II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................  17
  ITEM 6.  SELECTED FINANCIAL DATA.......................................  18
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................  20
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  21
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...........................  21

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  22
  ITEM 11. EXECUTIVE COMPENSATION........................................  23
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................  24
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  25

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K......................................................   26

SIGNATURES

             SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Form 10-K, including those concerning the Company's (as defined below) expectations as to its ability to purchase eligible student loans, to structure and issue competitive securities and to compete generally, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors which could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in ITEM 1 hereof. There can be no assurance that the Company's results of operations will not be adversely affected by such factors.

                                   PART I

ITEM 1.  BUSINESS

THE COMPANY

     Union Financial Services-1, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 28, 1996. The Company is a wholly owned subsidiary of Union Financial Services, Inc., a Nevada corporation ("UFS"). UFS is a privately held corporation and is affiliated with Union Bank and Trust Company, a Nebraska corporation and state bank ("Union Bank"). The Company was formed solely for the purpose of acquiring, from time to time, guaranteed educational loans made to students and parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"), and pledging such Eligible Loans and certain related collateral to a trustee to secure one or more series of Taxable Student Loan Asset-Backed Notes that are issued by the Company from time to time pursuant to a Second Amended and Restated Indenture of Trust, dated as of November 1, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee"), as amended and supplemented from time to time (collectively, the "Indenture").

BUSINESS OF COMPANY

     RECENT REGISTRATION. A registration statement on Form S-3, Registration No. 333-08929 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "Commission") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $700,000,000 of notes (the "Offered Notes"). Pursuant to the Registration Statement, which was declared effective by order of the Commission in October of 1996, the Company's base prospectus (the "Base Prospectus") and the prospectus supplement (the "Prospectus Supplement") forming a part thereof, the Company issued its Taxable Student Loan Asset-Backed Notes, Series 1996C (the "Series 1996C Notes") in an aggregate principal amount of $316,100,000, consisting of: (i) Senior Treasury Rate Class A-5 Notes in the principal amount of $225,000,000 (the "Class A-5 Treasury Rate Notes"); (ii) Senior Auction Rate Class A-6 Notes in the principal amount of $75,500,000 (the "Class A-6 Auction Rate Notes"); and (iii) Subordinate LIBOR Rate Class B-3 Notes in the principal amount of $15,600,000 (the "Class B-3 LIBOR Rate Notes"), all in accordance with the Indenture. In March of 1997, the Company issued its Taxable Student Loan Asset-Backed Notes, Series 1997A (the "Series 1997A Notes") consisting of Subordinated Class 1997B-4 LIBOR Rate Notes in the principal amount of $30,600,000 (the "Class B-4 LIBOR Rate Notes"). For a more detailed discussion of the terms of the Offered Notes, please see the caption entitled "DESCRIPTION OF NOTES" commencing on page 13 of the Company's Base Prospectus.

    ISSUANCE OF PRIVATE NOTES. Prior to the registration of the Offered Notes under the Securities Act, the Company in March and June of 1996 issued Taxable Student Loan Asset-Backed Notes in two series in the aggregate principal amount of $249,900,000 (the "Private Notes") in transactions exempt from the registration requirements of the Securities Act. The Private Notes were designated as (i) the Taxable Student Loan Asset-Backed Notes, Series 1996A (the "Series 1996A Notes"), consisting of $48,300,000 of its Senior Auction Rate Class A-1 Notes (the "Class A-1 Notes"), $48,300,000 of its Senior Auction Rate Class A-2 Notes (the "Class A-2 Notes") and $11,100,000 of its Subordinate LIBOR Rate Class B Notes (the "Class B-1 Notes"), and (ii) the Taxable Student Loan Asset-Backed Notes, Series 1996B (the "Series 1996B Notes"), consisting of $73,700,000 of its Senior Auction Rate Class A-3 Notes (the "Class A-3 Notes"), $54,300,000 of its Senior Auction Rate Class A-4 Notes (the "Class A-4 Notes") and $14,200,000 of its Subordinate LIBOR Rate Class B-2 Notes (the "Class B-2 Notes"). The Class A-1, Class A-2, Class A-3 and Class A-4 Notes are collectively referred to herein as the "Private Class A Notes," and the Class B-1 and Class B-2 Notes are collectively referred to herein as the "Private Class B Notes." The Private Notes and the Offered Notes (including any additional notes, that may be issued in the future) are and will be secured by the same pool of Eligible Loans to the extent described in the Indenture. The Private Notes, the Offered Notes and the additional notes are referred to collectively herein as the "Notes."

    TRUST ESTATE. The Notes are secured by the revolving pool of Eligible Loans and certain other property held for the benefit of the registered owners of the Notes (the "Trust Estate"). For a more detailed discussion of the Trust Estate, please see the captions entitled "SUMMARY OF THE OFFERING--Trust Estate" and "SECURITY AND SOURCE OF PAYMENT FOR THE NOTES" commencing on pages xii and 21, respectively, of the Company's Base Prospectus.

    SUBORDINATION OF VARIOUS CLASSES. The Offered Notes that are designated as Class B Notes (the "Class B Notes") and the Private Notes that have been designated as Private Class B Notes are subordinated in certain respects to the Offered Notes that are designated as Class A Notes and the Private Notes that have been designated as Private Class A Notes, and the Notes of any series that are designated as Class C Notes (the "Class C Notes") are subordinated in certain respects to the Offered Notes that are designated as Class A Notes and Class B Notes and the Private Notes that have been designated as Private Class A Notes and Private Class B Notes, as more fully described in the Base Prospectus. Currently there are no Class C Notes.

    NOTES ISSUED. The following table summarizes the various series and classes of Notes issued by the Company since its inception.

------------------------------------------------------------------------------

                         NOTES ISSUED BY THE COMPANY

Series   Class    Date Issued       Maturity Dates   Original Principal Amount
------   -----    -----------       --------------   -------------------------

1996A     A-1     March 8, 1996      July 1, 2014           $ 48,300,000
1996A     A-2     March 8, 1996      July 1, 2014             48,300,000
1996A     B-1(*)  March 8, 1996      July 1, 2014             11,100,000
1996B     A-3     June 18, 1996      July 1, 2014             73,700,000
1996B     A-4     June 18, 1996      July 1, 2014             54,300,000
1996B     B-2(*)  June 18, 1996      July 1, 2014             14,200,000
1996C     A-5     October 31, 1996   July 1, 2005            225,000,000
1996C     A-6     October 31, 1996   July 1, 2014             75,500,000
1996C     B-3     October 31, 1996   July 1, 2025             15,600,000
1997A     B-4     March 20, 1997     July 1, 2030             30,600,000
                                                            ------------
                                                            $596,600,000
                                                            ------------
                                                            ------------
-------------------
(*)  These Notes were defeased with the proceeds of the Series 1997A Notes and as of March 20, 1997 are no longer deemed to be outstanding under the Indenture.
------------------------------------------------------------------------------

     PURCHASE OF ELIGIBLE LOANS. The Company has purchased and expects to purchase Eligible Loans from Union Bank pursuant to the terms and conditions stated in student loan purchase agreements (each such agreements, together with similar agreements entered into by other eligible lenders, each a "Student Loan Purchase Agreement"). The Company will only acquire Eligible Loans from Union Bank or from other eligible lenders as defined under the Higher Education Act ("Eligible Lenders" and, together with Union Bank, each, a "Seller" and collectively, the "Sellers"). Eligible Loans consist of federal loans originated pursuant to the Federal Family Education Loan Program (defined below).

     THE FEDERAL FAMILY EDUCATION LOAN PROGRAM. The Higher Education Act provides for a program of (a) direct federal insurance of student loans ("FISLP") and (b) reinsurance of student loans guaranteed or insured by a state agency or private non-profit corporation (collectively, "Federal Family Education Loans," with such program referred to herein as the "Federal Family Education Loan Program"). Several types of loans are currently authorized as Federal Family Education Loans pursuant to the Federal Family Education Loan Program. These include: (a) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Subsidized Federal Stafford Loans"); (b) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Federal Stafford Loans" and, collectively with Subsidized Federal Stafford Loans, "Federal Stafford Loans"); (c) supplemental loans to parents of dependent students ("Federal PLUS Loans"); and (d) loans to fund payment and consolidation of certain of the borrower's obligations ("Federal Consolidation Loans"). Prior to July 1, 1994, the Federal Family Education Loan Program also included a separate type of loan to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans ("Federal Supplemental Loans for Students" or "Federal SLS Loans"). For a more detailed discussion of the Federal Family Education Loan Program, please see the caption entitled "DESCRIPTION OF THE FEDERAL FAMILY EDUCATION LOAN PROGRAM" commencing on page 113 of the Company's Base Prospectus.

     GUARANTEE AGENCIES. Each Eligible Loan will be guaranteed as to the payment of principal and interest by a state or private non-profit guarantor (each, a "Guarantee Agency"). Eligible Loans originated prior to October 1, 1993 will be fully guaranteed as to the principal amount of such loans and accrued interest by the applicable Guarantee Agency. Eligible Loans originated on or after October 1, 1993 will be guaranteed as to 98% of the principal amount of such loans and accrued interest by the applicable Guarantee Agency. The Guarantee Agencies each have reinsurance contracts with the Secretary of the Department of Education (the "Department"). The Department reimburses to the Guarantee Agencies the claims paid by the Guarantee Agencies. The amount of such reinsurance payment is calculated annually and is subject to reduction based upon the annual claims rate of the Guarantee Agency to the Department calculated to equal the amount of federal reimbursement as a percentage of the original principal amount of guaranteed loans held by such Guarantee Agency in repayment on the last day of the prior fiscal year. Regardless of the level of reinsurance that the applicable Guarantee Agency receives from the Department, the Trustee will continue to be entitled to reimbursement for the applicable guaranteed portion of an Eligible Loan (either 98% or 100%, as applicable) from such Guarantee Agency. The obligations of the Guarantee Agencies to the holders of Eligible Loans reinsured by the Department (the "Federal Loans"), such as the Trustee, are payable from the general funds available to each such Guarantee Agency, including cash on deposit therewith, reimbursements received from the Department and reserve funds maintained by the Guarantee Agencies as required by the Higher Education Act. The Higher Education Act provides that, subject to the provisions thereof including the proper origination and servicing of Eligible Loans, the full faith and credit of the United States is pledged to the reinsurance payments by the Department to the Guarantee Agencies. In addition, the Higher Education Act provides that if a Guarantee Agency is unable to meet its obligations to holders of Federal Loans, such as the Trustee, then the holders of Federal Loans may submit guarantee claims directly to the Department and the Department is required to pay to the holders the full insurance obligation of such Guarantee Agency until such time as the obligations are transferred by the Department to a new Guarantee Agency capable of meeting such obligations or until a qualified successor Guarantee Agency assumes such obligations. Certain delays in receiving reimbursement could occur if a Guarantee Agency fails to meet its obligations. In addition, failure to properly originate or service an Eligible Loan can cause an Eligible Loan to lose its guarantee. For a more detailed discussion of the Guarantee Agencies, please see the caption entitled "DESCRIPTION OF THE FEDERAL FAMILY EDUCATION LOAN PROGRAM--Federal Insurance and Reimbursement of Guarantee Agencies" commencing on page 121 of the Company's Base Prospectus.

     SERVICING OF ELIGIBLE LOANS. Union Bank acts as servicer (the "Servicer") of the Eligible Loans in accordance with an Amended and Restated Servicing Agreement, dated as of June 19, 1996 (the "Servicing Agreement"). UNIPAC Service Corporation, a Nebraska corporation ("UNIPAC"), acts as subservicer (the "Subservicer") and custodian (the "Custodian") of the Eligible Loans in accordance with a Subservicing Agreement (the "Subservicing Agreement") between Union Bank and UNIPAC. The Company may appoint other entities to act as a Servicer or Subservicer if approved by the rating agencies which rate the Notes. UNIPAC began its education loan servicing operations on January 1, 1978, and provides education loan servicing, time sharing, administration and other services to lenders, secondary market purchasers and Guarantee Agencies throughout the United States. UNIPAC is a privately held corporation, owned primarily by Union Bank, with a minority ownership interest held by Packers Service Group, Inc., Lincoln, Nebraska. UNIPAC's corporate headquarters is located in Aurora, Colorado.

INFORMATION ON THE NOTES AND ELIGIBLE LOANS

    In accordance with the Indenture, the Company is required to periodically provide information to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. The following unaudited information was reported to registered holders of the Notes on March 11, 1997 and represents figures as of the last business day of February 1997. The following information does not take into account the issuances of the Series 1997A Notes. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge. Undefined capitalized terms used in the Tables and narrative herein have the meanings set forth in the Company's Registration Statement. The glossary of terms for the Registration Statement have been included herein as Exhibit 99.4.

    Set forth in Tables A and B below is the amount of principal and interest paid on the various classes of Notes.

------------------------------------------------------------------------------
                                 TABLE A
           PRINCIPAL PAYMENTS WITH RESPECT TO EACH CLASS OF NOTES
                              (February 1997)

             Class of Notes                 Principal Payment
             --------------                 -----------------
                   A-1                               $0
                   A-2                                0
                   A-3                                0
                   A-4                                0
                   A-5                                0
                   A-6                                0
                   B-1                                0
                   B-2                                0
                   B-3                                0
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                   TABLE B
              INTEREST PAYMENTS WITH RESPECT TO EACH CLASS OF NOTES
                               (February 1997)

                         Current Month       Prior Month
Class   Actual Paid         Accrued            Accrued           Total
-----  -------------     -------------      -------------    -------------
 A-1   $  205,578.67     $   21,412.08      $ (21,695.67)    $  205,295.08
 A-2      204,753.36        188,020.17       (171,558.48)       221,215.05
 A-3      310,277.00         54,968.36        (65,569.23)       299,676.13
 A-4      228,814.77        154,755.00       (139,778.71)       243,791.06
 A-5    1,097,630.14      1,019,227.99       (995,604.17)     1,121,253.96
 A-6      314,132.86         44,881.51        (45,209.40)       313,804.97
 B-1       59,776.96         53,418.75        (59,776.96)        53,418.75
 B-2       76,349.14         68,227.06        (76,349.14)        68,227.06
 B-3       80,383.86         71,799.00        (78,652.17)        73,530.69
                                                             -------------
                                                             $2,600,212.75
                                                             -------------
                                                             -------------
------------------------------------------------------------------------------

    Set forth in Table C below is the amount of the payments allocable to any Noteholders' Auction Rate Interest Carryover (for each Class of Auction Rate Notes only), Noteholders' LIBOR Rate Interest Carryover (for each Class of LIBOR Rate Notes only), and Noteholders' Treasury Rate Interest Carryover (for each Class of Treasury Rate Notes only), together with any remaining outstanding amount of each thereof.

------------------------------------------------------------------------------

                                 TABLE C
                            INTEREST CARRYOVER
                             (February 1997)

           Class                           Interest Carryover
           -----                           ------------------
           Auction Rate Notes                       0
           LIBOR Rate Notes                         0
           Treasury Rate Notes                      0
------------------------------------------------------------------------------

    The principal balance of Eligible Loans as of February 28, 1997 was $514,832,088.97. Set forth in Table D below is the aggregate outstanding principal amount of Notes of each Class as of February 28, 1997, after giving effect to payments allocated to principal reported in Table A above.

------------------------------------------------------------------------------

                                   TABLE D
               OUTSTANDING AGGREGATE PRINCIPAL AMOUNT PER CLASS
                             (February 28, 1997)

           Class                       Principal outstanding*
           -----                       ----------------------

            A-1                           $ 48,300,000.00
            A-2                             48,300,000.00
            A-3                             73,700,000.00
            A-4                             54,300,000.00
            A-5                            225,000,000.00
            A-6                             75,500,000.00
            B-1                             11,100,000.00
            B-2                             14,200,000.00
            B-3                             15,600,000.00

          -------------------
          *  The principal amounts do not reflect the issuance of
             the Series 1997A Notes in the amount of $30,600,000,
             the proceeds of which were used to defease the Class
             B-1 Notes and Class B-2 Notes.
------------------------------------------------------------------------------

    Set forth in Table E below is the interest rate for the applicable Class of Notes with respect to each payment referred to in Table B above, indicating whether such interest rate is calculated based on the Net Loan Rate or based on the applicable Auction Rate (for each Class of the Auction Rate Notes only),

LIBOR Rate (for each class of the LIBOR Rate Notes only), or Treasury Rate (for each Class of the Treasury Rate Notes only), as the case may be, and specifying what each such interest would have been using the alternate basis for such calculation.

------------------------------------------------------------------------------

                                  TABLE E
                      APPLICABLE INTEREST RATE PER CLASS
                              (February 1997)

                                               CALCULATION METHOD
                                            (Actual Method in Bold)
            CLASS            NET LOAN RATE             AUCTION RATE
             A-1                  0%                      5.3725%
             A-2                  0%                      5.4504%
             A-3                  0%                      5.4129%
             A-4                  0%                      5.4179%
             A-6                  0%                      5.3495%

                             TREASURY RATE*
             A-5                5.7166%

                              LIBOR RATE*
             B-1                6.1875%
             B-2                6.1775%
             B-3                5.9175%

      -------------------
      (*) Treasury Bill Rate based on average rate and LIBOR Rate based on the Smith Barney stated rate.

------------------------------------------------------------------------------

    The estimated amount of the Servicing Fee allocated to the Servicer as of February 28, 1997 was $430,919.52. The amount of the Administration Fee, the Auction Agent Fee and Trustee Fee allocated as of February 28, 1997 was $71,852.72, $59,661.81 and $-0-, respectively. The amount of Net Losses as of the close of February 28, 1997 and any recoveries of principal and interest received during the preceding month relating to Eligible Loans for which Net Losses were previously allocated was $-0-. The amount of withdrawals from the Reserve Fund and the balance of the Reserve Fund as of February 28, 1997 was $1,314,140.10 and $10,048,783.16, respectively.
Withdrawals were made from the Reserve Fund to cover shortages in the Revenue Fund created by slow payment to the Company of interest due on the Company's Eligible Loans. The Reserve Fund is fully funded under the terms of the Indenture and the Company does not anticipate that future withdrawals from the Reserve Fund will be required. No assurances can be given that future withdrawals from the Reserve Fund will not occur. The portion of the payments attributable to amounts on deposit in the Loan Account with respect to each Series of the Student Loan Fund was $-0- (for Series 1996A), $-0- (for Series 1996B) and $-0- (for Series 1996C). The aggregate amount paid by the Trustee to acquire Eligible Loans from amounts on deposit in the Loan Account with respect to each Series of the Student Loan Fund during the month of February 1997 was $39,891,544.52 (principal amount), $301,259.26 (interest amount) and $558,481.62 (premium amount). The amount remaining in the Loan Account with respect to each Series of the Student Loan Fund that has not been used to acquire Eligible Loans and is being transferred to the Note Redemption Fund is $-0-.

    Set forth in Table F below is the number and principal amount of financed student loans as of the close of business on the last day of February 1997 that are (i) 30 to 60 days delinquent, (ii) 61 to 90 days delinquent, (iii) 91 to 120 days delinquent, (iv) more than 120 days delinquent and (v) for which claims have been filed with the appropriate Guarantee Agency and which are awaiting payment.

------------------------------------------------------------------------------

                                  TABLE F
                             DELINQUENCY RATES
                            (February 28, 1997)

               Delinquencies
               30 - 60 Days                       $ 19,888,428.63
               61 - 90 Days                         10,417,966.87
               91 - 120 Days                         4,295,759.88
               Greater than 120 Days                 4,495,301.04
               Claims outstanding                    2,341,611.08

------------------------------------------------------------------------------

    Set forth in Table G below is the Program Equity in the Trust Estate and the outstanding principal amount of the Notes as of February 28, 1997.

------------------------------------------------------------------------------

                                   TABLE G
                                PROGRAM EQUITY
                              (February 28, 1997)
               ASSETS

               Cash and Cash Equivalents            $  7,196,433.95
               Student Loan Receivable               514,832,088.97
               Debt Service Reserve                   10,048,783.16
               Recycling Account                      22,257,280.49
                                                    ---------------
                     Total                          $554,334,586.57
                                                    ---------------
                                                    ---------------
               LIABILITIES
               Series 1996 A-1                      $ 48,300,000.00
               Series 1996 A-2                        48,300,000.00
               Series 1996 A-3                        73,700,000.00
               Series 1996 A-4                        54,300,000.00
               Series 1996 A-5                       225,000,000.00
               Series 1996 A-6                        75,500,000.00
               Series 1996 B-1                        11,100,000.00
               Series 1996 B-2                        14,200,000.00
               Series 1996 B-3                        15,600,000.00
                                                    ---------------
                      Total                         $566,000,000.00
                                                    ---------------
                                                    ---------------

                      Program Equity                $(11,665,413.43)

                      Parity Ratio                           97.9390%

                      Senior Parity Ratio                   105.5674%

------------------------------------------------------------------------------

CHARACTERISTICS OF ELIGIBLE LOANS.

    Set forth in the tables below are the characteristics of Eligible Loans as of January 16, 1997. Although the unaudited information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                            CHARACTERISTICS OF THE
                                ELIGIBLE LOANS


------------------------------------------------------------------------------

                                   TABLE H
                       COMPOSITION OF THE ELIGIBLE LOANS
                               (January 16, 1997)

Aggregate Outstanding Principal Balance......................... $531,849,975
Number of Borrowers.............................................       72,945
Average Outstanding Principal Balance Per Borrower..............       $7,291
Number of Loans.................................................      151,261
Average Outstanding Principal Balance Per Loan..................       $3,516
Approximate Weighted Average Remaining Term (months)
  (does not include school, grace, deferment or forbearance)....          121
Weighted Average Borrower Interest Rate.........................        8.25%

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                   TABLE I
               DISTRIBUTION OF THE ELIGIBLE LOANS BY LOAN TYPE
                               (January 16, 1997)
                                      Outstanding    Percent of Loans
                         Number of     Principal      by Outstanding
    Loan Types             Loans        Balance          Balance
    ----------           ---------    -----------    ----------------

Consolidated               10,974     $144,325,735        27.14%
PLUS                        1,543        6,634,398         1.25
SLS                           278          831,675         0.16
Stafford-Subsidized       113,935      282,336,646        53.09
Stafford-Unsubsidized      24,531       97,721,521        18.37
                          -------     ------------        -----

    Total                 151,261     $531,849,975       100.00%
                          -------     ------------        -----
                          -------     ------------        -----

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                   TABLE J
              DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                               (January 16, 1997)


                                      Outstanding      Percent of Loans
                        Number of      Principal        by Outstanding
Interest Rate Range       Loans         Balance            Balance
-------------------     ---------     ------------     ----------------
Less than 7.50%            3,412      $  7,511,989            1.41%
7.50% to 8.49%           134,091       401,090,670           75.42
8.50% to 9.49%            13,031       116,642,105           21.93
9.50% or greater             727         6,605,211            1.24
                         -------      ------------          ------
    Total                151,261      $531,849,975          100.00%
                         -------      ------------          ------
                         -------      ------------          ------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                   TABLE K
              DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                               (January 16, 1997)

                                      Outstanding      Percent of Loans
                        Number of      Principal        by Outstanding
School Type               Loans         Balance            Balance
-----------             ---------     ------------     ----------------

2-Year                    10,672      $ 25,668,034            4.83%
4-Year                   126,476       446,281,636           83.91
Proprietary               11,512        34,249,575            6.44
Consolidation              2,601        25,650,730            4.82
                         -------      ------------          ------
    Total                151,261      $531,849,975          100.00%
                         -------      ------------          ------
                         -------      ------------          ------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                   TABLE L
         DISTRIBUTION OF THE ELIGIBLE LOANS BY BORROWER PAYMENT STATUS
                               (January 16, 1997)



                                          Outstanding      Percent of Loans
                            Number of      Principal        by Outstanding
Borrower Payment Status       Loans         Balance            Balance
-----------------------     ---------     ------------     ----------------

Claim                            611      $  1,580,962           0.30%
Deferment                     10,369        33,727,216           6.34
Grace                          7,724        27,112,091           5.10
School                        39,440       148,985,717          28.01
Repayment
  First Year Repayment        58,088       199,954,857          37.59
  Second Year Repayment        7,817        48,287,784           9.08
  Third Year Repayment         4,508        22,218,306           4.18
  More than 3 Years           22,704        49,983,042           9.40
                             -------      ------------         ------
    Total                    151,261      $531,849,974         100.00%
                             -------      ------------         ------
                             -------      ------------         ------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                   TABLE M
                GEOGRAPHIC DISTRIBUTION OF THE ELIGIBLE LOANS
                               (January 16, 1997)



                                     Outstanding      Percent of Loans
                       Number of      Principal        by Outstanding
  Location(1)            Loans         Balance            Balance
  -----------          ---------     ------------     ----------------
Alabama                  34,489      $ 84,467,172           15.88%
Alaska                      249         1,127,066            0.21
American Samoa                2             4,279            0.00
Arizona                   7,130        28,585,078            5.37
Arkansas                    417         2,060,003            0.39
California                4,660        21,433,806            4.03
Colorado                  5,631        31,852,806            5.99
Connecticut                 211           964,255            0.18
Delaware                     59           339,594            0.06
District of Columbia        211           719,327            0.14
Florida                   3,278        11,361,528            2.14
Foreign Country             273         1,235,561            0.23
Georgia                   3,403         9,591,709            1.80
Guam                         12            40,045            0.01
Hawaii                      504         2,055,933            0.39
Idaho                       205           989,613            0.19
Illinois                  4,525        17,667,250            3.32
Indiana                     797         3,585,496            0.67
Iowa                     30,676        95,230,789           17.91
Kansas                    8,497        43,563,648            8.19
Kentucky                    536         2,325,792            0.44
Louisiana                   895         3,150,767            0.59
Maine                        95           625,492            0.12
Maryland                    619         2,705,466            0.51
Massachusetts               520         2,992,249            0.56
Michigan                  1,191         5,370,658            1.01
Military (Atlantic)          10            20,469            0.00
Military (Europe)           156           462,656            0.09
Military (Pacific)           54           194,461            0.04
Minnesota                11,933        35,921,578            6.75
Mississippi                 725         2,170,311            0.41
Missouri                  2,192        10,423,814            1.96
Montana                     219         1,132,952            0.21
North Carolina            1,035         4,103,460            0.77
North Dakota                533         1,611,977            0.30
Nebraska                  1,317         3,608,139            0.68
Nevada                    3,374        11,097,324            2.09
New Hampshire               140           630,457            0.12
New Jersey                  529         3,042,955            0.57
New Mexico                  729         3,069,235            0.58
New York                  1,157         6,162,153            1.16
Ohio                      1,098         5,584,017            1.05
Oklahoma                  3,535        11,423,169            2.15
Oregon                      561         2,431,684            0.46
Pennsylvania              1,056         6,216,034            1.17
Puerto Rico                  91           287,384            0.05
Rhode Island                 50           295,831            0.06
South Carolina              502         2,165,140            0.41
South Dakota                663         2,299,385            0.43
Tennessee                 1,886         6,349,277            1.19
Texas                     3,482        14,727,991            2.77
Utah                        355         1,835,058            0.35
Virginia                  1,114         4,615,683            0.87
Virgin Islands               15            43,697            0.01
Vermont                      45           245,632            0.05
Washington                1,177         4,944,220            0.93
West Virginia               213         1,125,816            0.21
Wisconsin                 1,934         8,292,029            1.56
Wyoming                     296         1,270,604            0.24
                        -------      ------------          ------
Total                   151,261      $531,849,975          100.00%
                        -------      ------------          ------
                        -------      ------------          ------

-------------------
(1) Based on the permanent billing addresses of the borrowers of the Eligible Loans shown on the Servicer's records.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                  TABLE N
         DISTRIBUTION OF THE ELIGIBLE LOANS BY DATE OF DISBURSEMENT
                               (January 16, 1997)

                                       Outstanding      Percent of Loans
Disbursement             Number of      Principal        by Outstanding
   Date                    Loans         Balance            Balance
------------             ---------     ------------     ----------------

Pre 10/01/93               75,947      $185,392,633          34.86%
Post 10/01/93              73,314       346,457,342          65.14
                          -------      ------------         ------
  Total                   151,261      $531,849,975         100.00%
                          -------      ------------         ------
                          -------      ------------         ------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                  TABLE O
            DISTRIBUTION OF THE ELIGIBLE LOANS BY GUARANTEE AGENCY
                               (January 16, 1997)






                                       Outstanding      Percent of Loans
                         Number of      Principal        by Outstanding
Guarantee Agencies(1)      Loans         Balance            Balance
---------------------    ---------     ------------     ----------------

COSLP                       4,150       $20,986,473           3.95%
ICSAC                      46,455       142,579,769          26.81
KHEAA                      44,758       112,426,594          21.14
NORTHSTAR                   8,342        15,803,934           2.97
NSLP                       25,541       163,905,744          30.82
OGSLP                       3,089         8,391,069           1.58
USAF                       17,674        66,208,301          12.45
U.S. Dept. of Education     1,105         1,110,238           0.21
                          -------      ------------         ------
  Total                   151,261      $531,849,974         100.00%
                          -------      ------------         ------
                          -------      ------------         ------
-------------------
(1) As defined herein and in the Company's Prospectus Supplement.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                  TABLE P
        DISTRIBUTION OF THE ELIGIBLE LOANS BY RANGE OF PRINCIPAL BALANCE
                               (January 16, 1997)




                                            Outstanding      Percent of Loans
                              Number of      Principal        by Outstanding
Principal Balance Range       Borrowers       Balance            Balance
-----------------------       ---------     ------------     ----------------

Less than $1,000                 4,788       $ 2,740,833           0.52%
$1,000-$1,999                    8,637        12,858,414           2.42
$2,000-$2,999                   11,917        30,089,216           5.66
$3,000-$3,999                    7,143        24,879,874           4.68
$4,000-$4,999                    5,299        23,704,899           4.46
$5,000-$5,999                    5,873        32,117,845           6.03
$6,000-$6,999                    4,541        29,260,718           5.50
$7,000-$7,999                    3,326        24,909,330           4.68
$8,000-$8,999                    2,986        25,291,144           4.76
$9,000-$9,999                    2,363        22,401,565           4.21
$10,000-$10,999                  2,373        24,937,877           4.69
$11,000-$11,999                  2,005        22,971,644           4.32
$12,000-$12,999                  1,425        17,779,584           3.34
$13,000-$13,999                  1,204        16,278,213           3.06
$14,000-$14,999                  1,079        15,664,084           2.95
$15,000 or greater               7,986       205,964,735          38.73
                                ------      ------------         ------
  Total                         72,945      $531,849,975         100.00%
                                ------      ------------         ------
                                ------      ------------         ------

------------------------------------------------------------------------------

COMPETITION

    The Company may experience substantial competition from other private companies, trusts and financial firms issuing debt securities which are primarily secured by pools of student loans. Many of these entities have greater financial, technical, management and other resources than does the Company. The Company believes that key factors in its ability to compete will be its ability to purchase Eligible Loans and its ability to structure notes or other securities in a manner which will be competitive with securities offered by competitors.

EMPLOYEES

    The Company does not employ any employees. The Company and UFS have entered into an Administrative Services Agreement which is more fully described in ITEM 13 hereof. The Company does not plan to hire any employees in the next fiscal year.

FORWARD LOOKING STATEMENTS

    Statements regarding the Company's expectations as to its ability to purchase Eligible Loans, to structure and issue competitive securities and to compete generally, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the asset-backed securities industry generally, factors which could cause actual results to differ from expectations include the following:

         NATURE OF THE NOTES. The Company is a special purpose corporation and the Notes represent obligations solely of the Company. The Notes are not insured or guaranteed by any government agency or instrumentality, by any affiliate of the Company, by any insurance company or by any other person or entity. The Company will have no significant assets other than its interest in the Eligible Loans and the other property granted to the Trustee for the benefit of the registered owners of the Notes. Payments on the Notes will depend solely on the amount and timing of payments and collections in respect of the Eligible Loans, interest paid or earnings on the various accounts established pursuant to the Indenture, the payment priority of Notes previously issued and any Additional Notes to be issued in the future, and amounts on deposit with the Trustee. There will be no additional recourse to the Company or any other person if such proceeds are insufficient. As a result, registered owners of Notes must depend on the cash flow with respect to the Eligible Loans and funds on deposit with the Trustee for payment of principal of and interest on the Notes.

         FAILURE TO COMPLY WITH LOAN ORIGINATION AND SERVICING PROCEDURES FOR ELIGIBLE LOANS. The Higher Education Act, including the implementing regulations thereunder, require lenders and their assignees making and servicing Eligible Loans and guarantors guaranteeing Eligible Loans to follow specified procedures, including certain due diligence procedures, to ensure that the Eligible Loans are properly made and disbursed to, and repaid on a timely basis by or on behalf of, borrowers. The Servicer has agreed pursuant to the Servicing Agreement to perform (or provide for a third party servicer to perform) servicing and collection procedures on behalf of the Company. However, failure to follow these procedures or failure of any Seller or any other originator of the Eligible Loans to follow procedures relating to the origination of any Eligible Loans may result in the Department's refusal to make reinsurance payments to the Guarantee Agencies or to make special allowance payments to the Trustee with respect to such Eligible Loans or in the Guarantee Agencies' refusal to honor their Guarantee Agreements with the Trustee with respect to such Eligible Loans. Failure of the Guarantee Agencies to receive reinsurance payments from the Department could adversely affect the Guarantee Agencies' ability or legal obligation to make payments under the Guarantee Agreements ("Guarantee Payments") to the Trustee. Loss of any such Guarantee Payments, Special Allowance Payments or Federal Interest Subsidy Payments with respect to Eligible Loans, could adversely affect the amount of revenues and the Company's ability to pay principal and interest on the Notes.

         RELIANCE UPON SELLERS. The Company expects to acquire additional Eligible Loans from the Sellers from time to time, all pursuant to the Student Loan Purchase Agreements under which each Seller will sell to the Company Eligible Loans which comply with certain representations and warranties with respect to each Eligible Loan and certain overall portfolio characteristics in connection with such acquisitions. No assurance can be given that the Company will be able to acquire Eligible Loans from Sellers on terms or conditions acceptable to the Company.

         CHANGES IN LEGISLATION. The Higher Education Act will expire in September 1997 unless existing laws are reauthorized or Congress employs a clause in another federal law, the General Education Provision Act, to extend the Higher Education Act until September 1998. If the Higher Education Act is not reauthorized by Congress, the Company's operations would be materially adversely affected. Also, there can be no assurance that the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder will not be amended or modified in the future in a matter that will adversely impact the programs described herein and the loans made thereunder, including the Eligible Loans, or the Guarantee Agencies. In addition, existing legislation and future measures to reduce the federal budget deficit may adversely affect the amount and nature of federal financial assistance available with respect to these programs. In recent years, federal budget legislation has provided for the recovery of certain funds held by Guarantee Agencies in order to achieve reductions in federal spending.

    For a description of additional risks which may affect the Company's operations, please see the caption entitled "RISK FACTORS" in the Company's Base Prospectus. Exhibit 99.4 attached to this Form 10-K contains the "RISK FACTORS" section of the Company's Base Prospectus.

ITEM 2.  PROPERTIES

    The Company has no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly owned subsidiary of UFS. UFS is a privately held corporation and there is no market for its common stock. The minority owners of UFS include certain employees of Union Bank and certain relatives of such employees. The minority owners of UFS also indirectly own Union Bank.

    As of December 31, 1996, UFS was the only record holder of the Company's outstanding shares of common stock. The Company has not paid dividends to date and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Set forth in the table below are all securities issued by the Company within the past fiscal year without registering the securities under the Securities Act. The Company believes that the following issuances of securities were exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) thereof and the certificate for each such security bears a restrictive legend.

    Upon formation, the Company issued 1,000 shares of its common stock to UFS. On March 8, 1996 and June 18, 1996, the Company issued Taxable Student Loan Asset-Backed Notes in the various series and classes to institutional accredited investors as set forth more fully in the table below.

------------------------------------------------------------------------------

                    RECENT SALES OF UNREGISTERED SECURITIES

                                                   Outstanding
                                                    Principal
                                   Original          Amount
                                   Principal         (As of          Interest     Maturity
Series*   Class    Date Issued      Amount      December 31, 1996)     Rate         Date
-------   ------  -------------   -----------   ------------------   --------   -------------
1996A      A-1    March 8, 1996   $48,300,000     $48,300,000         Auction    July 1, 2014
1996A      A-2    March 8, 1996    48,300,000      48,300,000         Auction    July 1, 2014
1996A       B     March 8, 1996    11,100,000      11,100,000          LIBOR     July 1, 2014
1996B      A-3    June 18, 1996    73,700,000      73,700,000         Auction    July 1, 2014
1996B      A-4    June 18, 1996    54,300,000      54,300,000         Auction    July 1, 2014
1996B      B-2    June 18, 1996    14,200,000      14,200,000          LIBOR     July 1, 2014


-------------------
(*) As of the date hereof, all payments of principal and interest due and payable on each Series specified above have been paid in full. As of the date hereof, all fees and expenses due and payable on each Series specified above have been paid in full.

------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the Company's selected financial data as of and for the period ended December 31, 1996, which was derived from the financial statements of the Company which have been audited by KPMG Peat Marwick LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.

                      UNION FINANCIAL SERVICES-1, INC.

                           SELECTED FINANCIAL DATA

------------------------------------------------------------------------------
                                                        Period Ended
STATEMENT OF INCOME DATA:                           December 31, 1996 (1)
-------------------------                           ---------------------
Revenues:
  Loan interest.....................................    $ 15,636,042
  Investment interest...............................       1,373,140
  Other.............................................          17,449
                                                        ------------
    Total revenues..................................      17,026,631
                                                        ------------
Expenses:
  Interest on Notes.................................      11,987,255
  Loan Servicing (2)................................       2,255,564
  Financing fees to parent (2)......................       1,919,207
  Trustee and broker fees...........................         550,899
  Amortization of debt issuance costs...............         250,992
  Amortization of loan premiums.....................         438,584
  Other general and administrative (2)..............         437,956
                                                        ------------
    Total expenses..................................      17,840,457
    Loss before income taxes........................        (813,826)

Income tax benefit (2)..............................         274,968
                                                        ------------
    Net Loss........................................    $   (538,858)
                                                        ------------
                                                        ------------
Per common share:
  Loss from continuing operations...................    $    (538.86)
  Net loss..........................................    $    (538.86)
Shares used to compute per share amounts............           1,000

BALANCE SHEET DATA:
Cash and cash equivalents (2).......................    $ 65,402,585
Student loans receivable, including premiums (2)....     491,046,915
Total Assets........................................     568,171,986
Notes payable (2)...................................     566,000,000
Total liabilities...................................     568,709,844
Shareholders' deficit...............................        (537,858)

-------------------
(1) The Company was incorporated on February 28, 1996. Accordingly, selected financial data for prior fiscal years is not available.
(2) See ITEM 14 for the Company's audited financial statements and accompanying notes.

------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6.--SELECTED FINANCIAL DATA" and the financial statements and notes thereto included elsewhere herein. Moreover, any forward looking statements should be read in conjunction with information set forth in "ITEM 1 -- Forward Looking Statements."

GENERAL

     The Company was formed on February 28, 1996 solely for the purpose of acquiring, from time to time, Eligible Loans and issuing notes, such as the Notes, secured by such Eligible Loans. Since its inception, the Company has issued four (4) series of Notes consisting of ten (10) classes. The Notes shown in the audited financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the Trust Estate.

PERIOD ENDED DECEMBER 31, 1996

     REVENUES. Revenues for the period ended December 31, 1996 consisted primarily of interest on the Eligible Loans subject to the indebtedness of the Notes, which totaled $15,636,042. The amount of interest reported for the period ended December 31, 1996 was derived from Eligible Loans in an aggregate principal amount of $491,046,915. The Company's average net investment in Eligible Loans during the period ended December 31, 1996 was approximately $235,985,000 (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans was approximately 7.95%. The Company also received investment income and other income for the period ended December 31, 1996 in the amounts of $1,373,140 and $17,449, respectively.

     EXPENSES. Expenses for the period ended December 31, 1996 consisted primarily of interest on the Company's outstanding Notes which totaled $11,987,255. The amount of interest expense reported during the period ended December 31, 1996 depended primarily upon the amount of Notes outstanding during that period and the interest rates on such Notes. The Company's average debt outstanding was approximately $213,533,000 and the average annual cost of borrowings was approximately 5.61%. The Company also made payments for loan servicing fees to Union Bank and financing fees to UFS in the amount of $2,255,564 and $1,919,207, respectively. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the period ended December 31, 1996 amounted to $550,899, $250,992, and $438,584, respectively. Other general and administrative expenses for the period ended December 31, 1996 amounted to $437,956. Income tax benefit for the period ended December 31, 1996 amounted to $274,968. The income tax benefit results from a carryforward of the Company's net operating loss which is discussed below. The Company's net operating loss resulted from financing fees paid to UFS in 1996. Management presently anticipates that future earnings will be sufficient to offset the net operating loss.

     NET LOSS. The Company experienced a net loss for the period ended December 31, 1996 in the amount of $538,858. The net loss is attributable to costs incurred by the Company for services provided by UFS in connection with issuance of the Notes, that are recognized as an expense for the period ended December 31, 1996. The Company will incur similar costs in connection with future financing transactions which may result in a net loss for the period in which the transaction is consummated. The Company does not believe that such losses will adversely affect its ability to pay principal or interest on the Notes when due.

LIQUIDITY AND CAPITAL RESOURCES

    Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. The Company anticipates that it will require no additional funds to meet the obligation on its outstanding Notes.

    It is anticipated that regular payments under the terms of the Eligible Loans, as well as early prepayment, will reduce the number of Eligible Loans held in the Trust Estate. The Company is authorized under the Indenture to use principal receipts from Eligible Loans to purchase additional Eligible Loans until April 1, 1999. Thereafter, principal receipts from Eligible Loans will be used to reduce the amount of Notes outstanding. The Company also plans to issue additional Notes the proceeds of which will be used to acquire additional Eligible Loans.

RESULT OF OPERATIONS

    For the period ended December 31, 1996, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income from continuing operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

IMPACT OF INFLATION

    For the period ended December 31, 1996, cost increases to the Company were not materially impacted by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial data required by this ITEM 8 are set forth in ITEM 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no adverse opinions or disclaimers of opinion, nor were there any modifications as to uncertainty, audit scope, or accounting principles rendered by the current accounting firm. There were no disagreements with the current accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

    The accounting firm of KPMG Peat Marwick LLP was engaged to perform the first annual audit of the Company for the period ended December 31, 1996.

    There are no other changes in or disagreements on accounting and financial statement disclosure.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:

                                                                                                               Officers and
                                                                                    Principal                 Directors Term
                                                                                    Occupation           ----------------------
Name of Director          Offices Held       Age      Address                     or Affiliation             From         To*
----------------        ------------------   ---      -----------------------     --------------         -------------  -------
Michael S. Dunlap            Chairman        33      4732 Calvert Street        Executive Vice           February 1996  Present
                                                     Lincoln, Nebraska 68506    President of
                                                                                Union Bank and
                                                                                Trust Company

Stephen F. Butterfield      President        44      6991 East Camelback        President of Union
                                                     Road, Suite B290           Financial Services,      February 1996  Present
                                                     Scottsdale, Arizona 85251  Inc.

Ronald W. Page           Vice President,     48      3015 S. Parker Road        Senior Vice President    February 1996  Present
                          Treasurer and              Aurora, CO  80014          of Union Financial
                            Secretary                                           Services, Inc.

Ross Wilcox                    --            54      4732 Calvert Street        Chief Executive Officer  February 1996  Present
                                                     Lincoln, Nebraska 68506    of Union Bank and
                                                                                Trust Company

Dr. Paul R. Hoff               --            62      Hernia Hill, Rural Route 1
                                                     Seward, Nebraska  68434    Retired Physician        February 1996  Present

-------------------
(*) Each director holds office until the next annual meeting of shareholders following his or her election until such director's successors shall have been elected and qualified. The Company held its first annual shareholders meeting on March 19, 1997.

EXECUTIVE MANAGEMENT

     The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

     MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As the Chairman of the Board of Directors, Mr. Dunlap is responsible for the executive direction of the Company. Mr. Dunlap is also Executive Vice President of Union Bank and Trust Company, and President of Farmers & Merchants Investment Inc. He has been an employee of Union Bank and Trust Company for approximately 14 years. Mr. Dunlap is also a director of Stratus Fund, Inc., Comprehensive Assistance in Student Lending Corporation, Union Bank and Trust Company, Union Financial Services, Inc., UNIPAC and various other organizations. Mr. Dunlap received a Bachelor of Science degree in finance and accounting and a Juris Doctor degree from the University of Nebraska.

     STEPHEN F. BUTTERFIELD, PRESIDENT AND DIRECTOR. As President, Mr. Butterfield is responsible for the overall management and direction of the Company. Included in his responsibilities are loan purchasing, marketing of corporate services and coordination of the Company's capital market activities. Mr. Butterfield has been a member of the student loan industry since January 1989, first as President of a for-profit student loan secondary marketing facility located in Scottsdale, Arizona and currently as President of a non-profit student loan secondary marketing facility in Scottsdale, Arizona. Prior to his work in the student loan industry, Mr. Butterfield spent 15 years as an investment banker specializing in municipal finance.
Mr. Butterfield is a director of Outdoor Systems, Inc. and Comprehensive Assistance in Student Lending Corporation. Mr. Butterfield received a Bachelor of Science degree in Business from Arizona State University.

     RONALD W. PAGE, VICE PRESIDENT, TREASURER, SECRETARY AND DIRECTOR. As Vice President, Treasurer and Secretary, Mr. Page is responsible for the financial operations and record keeping of the Company. Included in his responsibilities are financial planning and capital market operations. Mr. Page spent 20 years as an investment banker specializing in tax-exempt and taxable asset-backed finance, with a specialty in the securitization of student loans. Mr. Page received a Bachelor of Science degree in Business Administration from the University of Colorado, Boulder, Colorado, and a Masters of Public Administration in Public Policy Analysis from the American University, Washington, DC.

     ROSS WILCOX, DIRECTOR. Mr. Wilcox is the Chief Executive Officer of Union Bank and Trust Company and has been employed or affiliated with Union Bank and Trust Company for 30 years. Mr. Wilcox is the Chairman of the Board for Mills County State Bank and is on the Board of Directors for UNIPAC, Southeast Lincoln Insurance Agency and the Lincoln Chamber of Commerce.

     DR. R. PAUL HOFF, DIRECTOR. Dr. Hoff is a medical doctor who practiced as a family physician in Seward, Nebraska for approximately 30 years, until his retirement two years ago. Dr. Hoff also serves as member of the Board of Directors of Packers Service Group, Inc. Dr. Hoff has been involved in a number of business enterprises over the years and currently owns and operates a retail antique store in Ennis, Montana.

       The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 is not applicable to the Company, because the Company has no class of equity securities registered pursuant to Section 12 thereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company's executive officers are not compensated by the Company for services rendered by them, although some of the Company's officers are compensated by UFS, which receives remuneration from the Company pursuant to an Administrative Services Agreement by and between UFS and the Company. A detailed description of the Administrative Services Agreement is set forth in
ITEM 13 of this Form 10-K.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 1996

     The Company has not issued any options.

LONG-TERM INCENTIVE PLAN AWARDS IN 1996

    The Company has no long-term incentive plan.

FUTURE BENEFITS OF PENSION PLAN DISCLOSURE IN 1996

    The Company has no such benefit plans.

EMPLOYMENT AGREEMENTS

    The Company has not entered into any employment agreements.

DIRECTOR COMPENSATION

    Directors of the Company are not compensated as directors, but may receive reimbursement of out-of-pocket expenses in connection with attendance at Board meetings.

OFFICER COMPENSATION

    The Company has not adopted a compensation plan for officers.

BOARD MEETINGS

    The Board held a total of three (3) regular meetings during fiscal year 1996. All directors attended over 75% of the aggregate number of the meetings of the Board.

COMMITTEES OF THE BOARD

    The Board of Directors has not established an Audit Committee or a Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 2, 1997, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by UFS. No director or executive officer owns any shares of the Company and there are no other beneficial owners. The following table reflects shares of UFS beneficially owned by the directors and executive officers of the Company as of February 19, 1997.

Name and Address of            Amount and Nature of
Beneficial Owner (1)         Beneficial Ownership (2)      Percent of Class
--------------------         ------------------------      ----------------
Stephen F. Butterfield             500 shares(3)                  50.0%
Michael S. Dunlap                  290 shares(4)                  29.0%
Ronald W. Page                     120 shares(5)                  12.0%
Ross Wilcox                         50 shares(5)                   5.0%
All directors and
 executive officers as
 a group (four persons)            790 shares(6)                  79.0%

-------------------
 (1) The address of each person named in the table is c/o the Company, 6991 East Camelback Road, Suite B290, Scottsdale, Arizona 85251.

 (2) Unless otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them.

 (3) Includes 120 shares held in trust for Ronald W. Page, 50 shares held in trust for Ross Wilcox and 50 shares held in trust for Jeffrey R. Noordhoek.

 (4) Includes 10 shares held by Jay and Shirley Dunlap and 10 shares held in trust for Neal E. Tyner.

 (5) Shares held in trust by Stephen F. Butterfield for the benefit of the named beneficial owner.

 (6) To avoid double counting, the amount does not include beneficial ownership through trust arrangements.

CHANGES IN CONTROL.

     The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ADMINISTRATIVE SERVICES AGREEMENT. The Company and UFS, the Company's parent corporation, entered into an Administrative Services Agreement (the "Agreement") dated as of August 1, 1996. Under the Agreement, UFS has agreed to provide, through its officers and employees, the following services to the
Company: (i) to assist the Company in developing and implementing financing transactions to enable the Company to purchase loans made to borrowers under the Federal Family Education Loan Program (the "Loans"); (ii) to monitor, and to the extent required, direct the Servicer in connection with its servicing of the Loans; (iii) to respond to inquiries and requests made by borrowers, educational institutions, Guarantee Agencies, the Trustee, and other parties with respect to the Loans and respond to requests by the Company's independent auditors for information concerning the Company's financial affairs; (iv) to maintain financial records concerning the Loans and, if furnished adequate information with respect to financial affairs not related to the Loans, prepare and maintain a general ledger and financial statements for the Company; (v) to furnish or cause to be furnished to the Company or the Trustee copies of reports received with respect to the Loans, and prepare such additional reports with respect to the Loans as the Company or the Trustee may reasonably request from time to time; (vi) to prepare for and furnish to the Company estimates of Maintenance and Operating Expenses (as defined in the Indenture) and such statistical reports and cash flow projections as may be required under the Indenture or requested by the Company; and (vii) to provide such other services with respect to administration of its program as the Company may reasonably request. The Agreement expires upon the stated maturity of the Notes. Pursuant to the Agreement, the Company has paid UFS the sum of $1,919,207 as compensation for services provided by UFS in connection with issuance of Notes, to reimburse UFS for certain costs incurred in anticipation of UFS's performance of its duties under the Agreement, and for services previously rendered in connection with administration of the Company's portfolio of Loans. The Company shall also pay to UFS on the first day of each calendar month following the execution of the Agreement an amount equal to 0.015% of the average outstanding balance of the Loans during the preceding month. The obligation of the Company to pay fees under the Agreement is a limited obligation to be satisfied solely from distributions made by the Trustee to the Company under the terms of the Indenture. Although the Company shall be obligated to pay to UFS the full amount of all accrued fees, such payments shall be made exclusively from amounts deposited in the Operating Fund for payment of the Company's Maintenance and Operating Expenses (as defined in the Indenture). If the Company does not have funds on hand to cover the full amount of the fees due under the Agreement, then payment of the unpaid balance shall be deferred until there are sufficient funds available from such sources to satisfy part, or all, of the outstanding debt. The fee payable to UFS under the Agreement may be revised on January 1, 1999, and on each January 1 during its term thereafter. To alter the fee, UFS must provide written notice of the proposed new fee to the Company ninety (90) days prior to the next January 1. If UFS and the Company cannot reach an agreement within sixty (60) days of the receipt of the notice, either party may terminate the Agreement upon thirty (30) day's written notice to the other party. The Administrative Services Agreement has been filed as an Exhibit to this Form 10-K.

     SERVICING AGREEMENT. The Company and Union Bank have entered into an Amended and Restated Servicing Agreement (the "Servicing Agreement") dated as of June 15, 1996. Under the Servicing Agreement, Union Bank services the Eligible Loans. Although certain officers and directors of the Company are also officers and directors of Union Bank, which owns 80.5% of UNIPAC, the Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangement) are comparable to those offered by or available to unrelated parties. The servicing fee to Union Bank is calculated using an annual asset-based charge of 1.25 percent of the student loan principal balance, calculated monthly. The Servicing Agreement has been filed as an Exhibit to this Form 10-K.

    STUDENT LOAN PURCHASE AGREEMENTS. The Company and Union Bank have entered into, and plan to enter into, Student Loan Purchase Agreements whereby the Company will purchase Eligible Loans from Union Bank. Although certain owners and directors of the Company are also officers and directors of Union Bank, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties. The Student Loan Purchase Agreements with Union Bank have been filed as Exhibits to this Form 10-K.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The financial statements and financial statement information required by this Item are included on pages F-1 through F-11 of this report. The Report of Independent Public Accountants appears on page F-1 of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

EXHIBITS

    All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to the Company's Registration Statement declared effective in October 1996. Such exhibits have been filed with the Commission pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 12b-23 of the Securities Exchange Act of 1934.

  The following is a complete list of exhibits filed as part of the Company's Form S-3 Registration Statement and this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
  No.                         Description                               Location
-------                       -----------                               --------
3.1     Articles of Incorporation of the Company filed February 28,
        1996                                                               **
3.2     Bylaws of the Company                                              **
4.1     Form of Second Amended and Restated Indenture                      *
4.2     Form of Supplemental Indenture                                     *
10.1    Administrative Services Agreement, dated as of August 1, 1996,
        by and between Union Financial Services, Inc. and the Company      **

10.1.1  Amendment to Administrative Services Agreement, dated as of
        November 1, 1996, by and between Union Financial Services, Inc.
        and the Company                                                    **

10.2    Amended and Restated Servicing Agreement, dated as of June 19,
        1996, by and between Union Bank and Trust Company and the Company  **

24.1    Consent of KPMG Peat Marwick LLP, Independent Auditors             **

27.1    Financial Data Schedule                                            **

99.1    Loan Sale and Commitment Agreement, dated as of March 1, 1996,
        by and between Union Bank and Trust Company and the Company        *

99.2    Loan Sale and Commitment Agreement, dated as of June 19, 1996,
        by and between Union Bank and Trust Company and the Company        *

99.3    Loan Sale and Commitment Agreement, dated as of November 1,
        1996, by and between Union Bank and Trust Company and the Company  **

99.4    Risk Factors (Pages 1-13) and Glossary Terms (Pages 146-161)
        sections of the Company's Form S-3 Registration Statement filed
        in October 1996                                                    **

____________________
* Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-8929).
**  Filed herewith.

REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K on January 7, 1997. The information provided therein was as follows:

        The registrant filed a Current Report on Form 8-K in order to file with the Commission its Second Amended and Restated Indenture, excluding Exhibits E-1, E-2, F-1 and F-2 thereto, and the Series 1996-C Supplemental Indenture, excluding Exhibits D and E thereto. The Exhibits were as follows:

    99.1 Second Amended and Restated Indenture by and between Union Financial Services-1, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, dated as of November 1, 1996, excluding Exhibits E-1, E-2, F-1 and F-2 thereto.

    99.2 Series 1996C Supplemental Indenture by and between Union Financial Services-1, Inc. and Norwest Bank Minnesota, National
Association dated as of November 1, 1996, excluding Exhibits D and E thereto.

                        INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS OF UNION FINANCIAL SERVICES-1, INC.
--------------------------------------------------------

Report of Independent Auditors.......................................    F-1

Balance Sheet as of December 31, 1996................................    F-2

Statement of Operations for the period from inception
(February 28, 1996) to December 31, 1996.............................    F-3

Statement of Stockholders' Deficit for the period from inception
(February 28, 1996) to December 31, 1996.............................    F-4

Statement of Cash Flows for the period from inception
(February 28, 1996) to December 31, 1996.............................    F-5

Notes to Financial Statements ....................................... F-6-11

                  UNION FINANCIAL SERVICES - 1, INC.

                  FINANCIAL STATEMENTS

                  DECEMBER 31, 1996

                  (WITH INDEPENDENT AUDITORS  REPORT THEREON)

                            INDEPENDENT AUDITORS' REPORT


The Board of Directors
Union Financial Services - 1, Inc.:


We have audited the accompanying balance sheet of Union Financial Services - 1, Inc. as of December 31, 1996, and the related statements of operations, stockholders deficit and cash flows for the period from inception (February 28, 1996) to December 31, 1996. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Financial Services - 1, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the period from inception to December 31, 1996 in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP


February 7, 1997, except Note 12
   which is as of March 20, 1997
Lincoln, Nebraska

UNION FINANCIAL SERVICES - 1, INC.

BALANCE SHEET

DECEMBER 31, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      ASSETS

Cash and cash equivalents (note 2)                              $ 65,402,585

Student loans receivable, including premiums
 (notes 3, 7 and 8)                                              491,046,915

Accrued interest receivable (note 3)                               8,250,825

Debt issuance cost, net of accumulated amortization of
 $250,992 (note 4)                                                 3,182,805

Deferred tax asset (note 5)                                          274,968

Other assets                                                          13,888
                                                                ------------

        Total assets                                            $568,171,986
                                                                ------------
                                                                ------------

                      LIABILITIES AND STOCKHOLDERS'  DEFICIT

Liabilities:
  Notes payable (notes 4 and 12)                                $566,000,000
  Accrued interest payable                                         1,493,141
  Other liabilities (note 10)                                      1,216,703
                                                                ------------

        Total liabilities                                        568,709,844

Stockholders' deficit:
  Common stock, no par value.  Authorized 1,000 shares;
    issued 1,000 shares                                                1,000
  Accumulated deficit                                               (538,858)
                                                                ------------

        Total stockholders'  deficit                                (537,858)

Commitments and contingencies (notes 7, 8 and 9)
                                                                ------------

        Total liabilities and stockholders'  deficit            $568,171,986
                                                                ------------
                                                                ------------


See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

STATEMENT OF OPERATIONS

PERIOD FROM INCEPTION (FEBRUARY 28, 1996) TO DECEMBER 31, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Revenues:
  Loan interest                                    $ 15,636,042
  Investment interest                                 1,373,140
  Other                                                  17,449
                                                   ------------
        Total revenues                               17,026,631
                                                   ------------
Expenses:
  Interest on notes                                  11,987,255
  Loan servicing (note 10)                            2,255,564
  Financing fees to parent (note 10)                  1,919,207
  Trustee and broker fees                               550,899
  Amortization of debt issuance costs                   250,992
  Amortization of loan premiums                         438,584
  Other general and administrative (note 10)            437,956
                                                   ------------
        Total expenses                               17,840,457
                                                   ------------
        Loss before income taxes                       (813,826)

Income tax benefit (note 5)                             274,968
                                                   ------------
        Net loss                                   $   (538,858)
                                                   ------------
                                                   ------------
Net loss per common share                          $    (538.86)
                                                   ------------
                                                   ------------
See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM INCEPTION (FEBRUARY 28, 1996) TO DECEMBER 31, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                                        TOTAL
                                                                        STOCK-
                                              COMMON    ACCUMULATED    HOLDERS
                                              STOCK       DEFICIT      DEFICIT

Balances at inception (February 28, 1996)    $   -           -            -

Issuance of common stock                      1,000          -           1,000

Net loss                                         -       (538,858)    (538,858)
                                            -------      ---------    ---------
Balances at December 31, 1996                $1,000      (538,858)    (537,858)
                                            -------      ---------    ---------
                                            -------      ---------    ---------



See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

STATEMENT OF CASH FLOWS

PERIOD FROM INCEPTION (FEBRUARY 28, 1996) TO DECEMBER 31, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Net loss                                                   $    (538,858)

Adjustments to reconcile net loss to net cash used in
  operating activities:
    Amortization                                                 689,576
    Deferred tax benefit                                        (274,968)
    Increase in accrued interest receivable                   (8,250,825)
    Increase in other assets                                     (13,888)
    Increase in accrued interest payable                       1,493,141
    Increase in other liabilities                              1,216,703
                                                           --------------
        Net cash used in operating activities                 (5,679,119)
                                                           --------------

Cash flows used in investing activities:
  Purchase of student loans, including premiums             (515,058,073)
  Proceeds from student loan principal payments and loan
   consolidations                                             23,572,574
                                                           --------------
        Net cash used in investing activities               (491,485,499)
                                                           --------------

Cash flows provided by financing activities:
  Proceeds from issuance of common stock                           1,000
  Proceeds from issuance of notes payable                    566,000,000
  Cash paid for debt issuance costs                           (3,433,797)
                                                           --------------
        Net cash provided by financing activities            562,567,203
                                                           --------------

Net increase in cash and cash equivalents                     65,402,585

Cash and cash equivalents, beginning of year                      -
                                                           --------------

Cash and cash equivalents, end of year                     $  65,402,585
                                                           --------------
                                                           --------------
Supplemental disclosures
  Interest paid                                            $  10,494,114
                                                           --------------
                                                           --------------

  Income taxes paid                                        $      -
                                                           --------------
                                                           --------------


See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    DESCRIPTION OF BUSINESS
      Union Financial Services - 1, Inc. (the Company), a wholly-owned subsidiary of Union Financial Services, Inc., was organized as a C Corporation on February 28, 1996 (inception date) to invest in eligible student loans issued under Title IV of the Higher Education Act of 1965 as amended (the Act). Student loans beneficially owned by the Company include those originated under the Stafford Loan Program (SLP), the Parent Loan Program for Undergraduate Students (PLUS) program, the Supplemental Loans for Students (SLS) program and loans which consolidate certain borrower obligations (Consolidation). Title to the loans is held by an eligible lender trustee under the Act for the benefit of the Company. The majority of the financed eligible loan borrowers are geographically concentrated in the midwest area and are in school or their first year of repayment.

      The notes outstanding are payable primarily from interest and principal payments on the student loans receivable as specified in the bond offering statements.

      Union Financial Services, Inc., the parent, is a holding company organized for the purpose of establishing and owning the stock of corporations like the Company engaged in the securitization of financial assets. The parent also provides managerial and administrative support to the Company.

STUDENT LOANS RECEIVABLE
      Investments in student loans, including premiums, are recorded at cost, net of premium amortization. Premiums are amortized over the estimated principal life of the related loans.

INTEREST ON STUDENT LOANS
      Interest on student loans is accrued when earned and is either paid by the Department of Education or the borrower depending on the status of the loan at the time of accrual. In addition, the Department of Education makes quarterly interest subsidy payments on certain qualified Title IV loans until the student is required under the provisions of the Act to begin repayment. Repayment on guaranteed student loans normally begins within six months after completion of their course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within 60 days from the date of loan disbursement and repayment of SLS loans begins within one month after completion of course study, leaving school or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

CASH EQUIVALENTS
      Cash equivalents consist of marketable short-term investment trust and lockbox receivables in transit. For purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

LOSS PER SHARE
      Net loss per share was calculated by dividing the net loss by the weighted-average number of shares outstanding, which was 1,000 shares in 1996.

                                                                  (Continued)

UNION FINANCIAL SERVICES - 1, INC.

NOTES TO FINANCIAL STATEMENTS

PAGE 2

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES, CONTINUED

    INCOME TAXES
       The Company and its parent will file a consolidated Federal tax return. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Income tax payments are made by the Company to its parent as if the Company were a separate tax paying entity.

    USE OF ESTIMATES
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) CASH AND CASH EQUIVALENTS

     The Company's cash and cash equivalents are held by the trustee in various accounts subject to use restrictions as follows:

       LOAN ACCOUNT FUND - Established for the purpose of
       purchasing eligible student loans with proceeds of
       the borrowing                                              $ 38,459,716

       RECYCLING ACCOUNT FUND - Established to maintain excess
       funds for future operating needs, if necessary and
       purchases of eligible student loans                         14,843,885

       RESERVE FUND - Established to cure any deficiencies in
       the debt service requirements                               11,373,233

       COST OF ISSUANCE FUND - Established to pay administrative
       and issuance costs incurred with the issuance of
       Company debt                                                   253,880

       REVENUE FUND - Established for the receipt of interest
       payments on eligible student loans and investment
       securities and to pay     fees and expenses incurred
       under the indenture                                            (13,249)

       INTEREST FUND - Established for the payment of debt service interest requirements.

       Operating Cash and Cash Equivalents                            485,120
                                                                  -----------

          Total Cash and Cash Equivalents                         $65,402,585
                                                                  -----------
                                                                  -----------

                                                                  (Continued)

UNION FINANCIAL SERVICES - 1, INC.

NOTES TO FINANCIAL STATEMENTS

PAGE 3

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(3) STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

      Student loans are recorded at cost, which includes premiums, and approximates market value. Guaranteed loans may be made under this program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to twenty years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U.S. Treasury bill rate, and currently range from 7 percent to 10 percent dependent upon type, terms of loan agreements and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

      Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Should loans lose their guaranteed status and recourse provisions prove unenforceable, the unguaranteed portion has been reserved in a trustee account (Reserve Fund). Such loans are subject to cure procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 60 percent of the student loans) are insured up to 98 percent.

(4) NOTES PAYABLE

      The Company periodically issues taxable student loan asset-backed notes to finance the acquisition of student loans. All notes are primarily secured by the student loans receivable, related accrued interest, and other property and funds held in trust. All notes are variable rate notes with interest rates reset from time to time based upon auction rates and national indices.

      The following table summarizes outstanding notes payable at December 31, 1996 by issue:

                                                           FINAL       CARRYING      INTEREST
                                                          MATURITY      AMOUNT         RANGE
                                                          --------      ------        -------
  1996A Senior Auction Rate Notes, Class A-1 and A-2      7/01/14    $ 96,600,000  5.19% - 6.20%
  1996A Subordinate LIBOR Rate Notes, Class B             7/01/14      11,100,000  6.13% - 6.25%
  1996B Senior Auction Rate Notes, Class A-3 and A-4      7/01/14     128,000,000  5.34% - 5.91%
  1996B Subordinate LIBOR Rate Notes, Class B-2           7/01/14      14,200,000  6.12% - 6.24%
  1996C Senior Treasury Rate Notes, Class A-5             7/01/05     225,000,000  5.45% - 5.73%
  1996C Senior Auction Rate Notes, Class A-6              7/01/14      75,500,000  5.32% - 6.05%
  1996C Subordinate LIBOR Rate Notes, Class B-3           7/01/25      15,600,000  5.86% - 5.92%
                                                                     ------------

                                                                     $566,000,000
                                                                     ------------
                                                                     ------------

                                                                    (Continued)

UNION FINANCIAL SERVICES - 1, INC.

Notes to Financial Statements

Page 4

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(4) NOTES PAYABLE, CONTINUED

      Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty.

      The note resolutions contain, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 1996.

      The Company has an existing shelf registration allowing it to issue up to $700 million in debt securities. The Company has no immediate plans to utilize the remaining amount available under the shelf registration.

(5) INCOME TAXES
      The income tax benefit consists of Federal income taxes of $274,968. The deferred tax asset results from the future tax benefit of the net operating loss. No valuation allowance is considered necessary as management anticipates future earnings will be sufficient to offset the net operating loss.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates, methods and assumptions are set forth below.

    ACCRUED INTEREST RECEIVABLE/PAYABLE, OTHER ASSETS AND ACCOUNTS PAYABLE
      The carrying value of certain asset and liability accounts including accrued interest receivable, other assets, accrued interest payable and other liabilities approximate fair value due to their short maturities.

    STUDENT LOANS
      The fair value of net student loans approximates carrying value. Premiums paid for student loans purchased which have a higher than market rate of interest would typically range from 1 percent to 3 percent, depending on the type of loan, balance, payment status, stated interest rate, and other various factors.

    NOTES PAYABLE
      The fair value of the notes payable approximates carrying value due to the nature of the financing arrangement. The terms of the arrangement specify that the outstanding debt is callable at par at specified interest payment dates.
                                                                   (Continued)

UNION FINANCIAL SERVICES - 1, INC.

NOTES TO FINANCIAL STATEMENTS

PAGE 5

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(7) GUARANTEE AGENCIES

      As of December 31, 1996, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc. and Kentucky Higher Education Assistance Authority were the primary guarantors, guaranteeing approximately 81 percent of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1992, the security for and payment of any of the Company s obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

(8) RECENT STUDENT LOAN LEGISLATION

      Legislative changes to the Act affecting competition, loan asset characteristics, debt structure provisions and regulatory compliance may from time to time affect the operations of the Company. The Act will expire in September 1997 unless the existing laws are reauthorized or Congress employs a clause in another federal law, the General Education Provision Act, to extend the Act until September 1998. In the months before such laws are reauthorized, Congress will conduct detailed studies of their programs to determine if the program should continue and whether adjustments to the program are needed.

      Pending legislation will likely also include provisions for additional changes in the existing Federal Family Education Loan Program (FFELP), including changes to interest rates, special allowance payments, guarantee fees and the Federal Direct Student Loan Program (FDSLP). Various factors in the legislation, if enacted, could have a material adverse effect on the Company and its operations. These factors include, but are not limited to, the reduction of the interest rates payable by student loan borrowers, the increase of loan origination fees and other provisions included in the pending legislation.

(9) PURCHASE COMMITMENTS

      As of December 31, 1996, the Company was committed to purchase approximately $40 million of additional eligible student loans from Union Bank & Trust Co. (UB&T). The purchase was consummated on February 3, 1997 with funds from the loan account fund.

      The Company has entered into a put option agreement with UB&T to purchase up to $3 million of eligible student loans at 101 percent of the principal amount. These eligible loans may consist of loans owned by UB&T in its individual capacity or in its capacity as trustee of certain grantor trusts in its trust department. No amounts were purchased under this agreement in 1996.
                                                                    (Continued)

UNION FINANCIAL SERVICES - 1, INC.

NOTES TO FINANCIAL STATEMENTS

PAGE 6

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(10) RELATED PARTIES

     Certain owners and directors of the Company are also officers and directors of UB&T which owns 80.5 percent of UNIPAC Service Corporation (UNIPAC). All loans currently held were purchased from UB&T.

     Under the terms of an agreement, the Company contracts all loan servicing through UB&T. UNIPAC has been contracted as the sub-servicer by UB&T. Fees paid to UB&T are calculated using an annual asset-based charge of 1.25 percent of the student loan principal balance, calculated monthly. At December 31, 1996, $1,011,488 is payable to UB&T for loan servicing and is included in other liabilities.

     The Company incurred fees to its parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015 percent of the average outstanding loan balance to be paid monthly. These fees amounted to approximately $216,000 in 1996. In 1996, the Company also paid approximately $1,919,000 to its parent for services provided in connection with the Company s debt financing.

(11) ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1996, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company s financial position, results of operations or liquidity.

(12) SUBSEQUENT EVENT

     On March 20, 1997, the Company issued approximately $30.6 million of Taxable Student Loan Asset-Backed Notes, Series 1997A, due July 1, 2030. The proceeds were deposited in an escrow fund to provide for the defeasance of the $11.1 million and $14.2 million of Series 1996A and Series 1996B Subordinate notes, respectively, in May 1999 (see note 4). As a result of the transaction, the Company will recognize an accounting loss of approximately $145,000 on the defeasance. The transaction allows the Company flexibility in its program of purchasing student loans.

                                    SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNION FINANCIAL SERVICES-1, INC.



                             By: /s/ MICHAEL S. DUNLAP
                                 ----------------------------------------
                                 Michael S. Dunlap, Chairman of the Board
                                (Principal Executive Officer)



                             By: /s/ RONALD W. PAGE
                                 ----------------------------------------
                                 Ronald W. Page, Vice President (Principal
                                 Financial and Accounting Officer)


                             Date:  March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                           Title                     Date
            ---------                           -----                     ----
By:  /s/ MICHAEL S. DUNLAP             Chairman of the Board
     -------------------------------   Principal Executive Officer)   March 28, 1997
     Michael S. Dunlap


By:  /s/ STEPHEN F. BUTTERFIELD        President and Director         March 28, 1997
     -------------------------------
     Stephen F. Butterfield


By:  /s/ RONALD W. PAGE                Vice-President, Secretary,     March 28, 1997
     -------------------------------   Treasurer and Director
     Ronald W. Page                    (Principal Financial and
                                       Accounting Officer)


By:  /s/ ROSS WILCOX                   Director                       March 28, 1997
     -------------------------------
     Ross Wilcox


By:  /s/ DR. PAUL HOFF                 Director                       March 28, 1997
     -------------------------------
     Dr. Paul Hoff

                                    EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                         LOCATION
-----------                     -----------                         --------

   3.1     Articles of Incorporation of the Company filed               **
           February 28, 1996

   3.2     Bylaws of the Company                                        **

   4.1     Form of Second Amended and Restated Indenture                *

   4.2     Form of Supplemental Indenture                               *

  10.1     Administrative Services Agreement, dated as of               **
           August 1, 1996, by and between Union Financial
           Services, Inc. and the Company

  10.1.1   Amendment to Administrative Services Agreement, dated        **
           as of November 1, 1996, by and between Union Financial
           Services, Inc. and the Company

  10.2     Amended and Restated Servicing Agreement, dated as of        **
           June 19, 1996, by and between Union Bank and Trust
           Company and the Company

  24.1     Consent of KPMG Peat Marwick LLP, Independent Auditors       **

  27.1     Financial Data Schedule                                      **

  99.1     Loan Sale and Commitment Agreement, dated as of March        *
           1, 1996, by and between Union Bank and Trust Company and the Company

  99.2     Loan Sale and Commitment Agreement, dated as of June         *
           19, 1996, by and between Union Bank and Trust Company and the Company

  99.3     Loan Sale and Commitment Agreement, dated as of              **
           November 1, 1996, by and between Union Bank and Trust
           Company and the Company

  99.4     Risk Factors (Pages 1-13) and Glossary of Terms (Page        **
           146-161) sections of the Company's Form S-3 Registration Statement filed in October 1996

-------------------
* Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-8929).
**   Filed herewith.