Form 10-Q
period 1997-03-31
UNION FINANCIAL SERVICES I INC
filed 1997-05-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from -------------------------------------------------

Commission file number --------333-08929----------------------------------------

                        UNION FINANCIAL SERVICES-1, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                            86-0817755
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                            Identification No.)

         6991 EAST CAMELBACK ROAD, SUITE B290, SCOTTSDALE, ARIZONA 85251
               (Address of principal executive offices) (Zip Code)

                                 (602) 947-7703
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

      CLASS OF STOCK                                    AMOUNT OUTSTANDING
Common Stock, No par value                          1,000 Shares of Common Stock
                                                        as of May 1, 1997

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                       ---------
PART I. - FINANCIAL INFORMATION

        Item 1.       Financial Statements

                      Balance Sheet as of March 31, 1997 and
                        December 31, 1996......................................5
                      Statement of Operations for the periods ended
                        March 31, 1997 and March 31, 1996......................6
                      Statement of Stockholders' Deficit as of
                        March 31, 1997 and December 31, 1996...................7
                      Statement of Cash Flows as of March 31, 1997 and
                        March 31, 1996.........................................8
                      Notes to Financial Statements............................9

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations..............................................16

PART II. - OTHER INFORMATION

        Item 1.       Legal Proceedings.......................................20
        Item 2.       Changes in Securities...................................20
        Item 3.       Defaults upon Senior Securities.........................20
        Item 4.       Submission of Matters to a Vote
                      of Security Holders.....................................20
        Item 5.       Other Information.......................................20
        Item 6.       Exhibits and Reports on Form 8-K........................20

                          PART I. FINANCIAL INFORMATION


                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        Statements in this Form 10-Q, including those concerning the Registrant's expectations as to its ability to purchase eligible student loans, to structure and issue competitive securities and to compete generally, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors which could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in
ITEM 1 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K") on file with the Securities and Exchange Commission. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors.

  ITEM 1. FINANCIAL INFORMATION


        The following financial statements of Union Financial Services-1, Inc. have been prepared pursuant to the rules and regulations the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.


UNION FINANCIAL SERVICES-1, INC.
BALANCE SHEET

                             ASSETS                                 March 31,       December 31,
                                                                       1997            1996
                                                                   (Unaudited)       (Audited)
                                                                    -----------     ----------
Cash and cash equivalents (note 2)                                 $ 45,437,427    $ 65,402,585
Student loans receivable, including premiums (notes 3, 7 and 8)     518,117,616     491,046,915
Accrued interest receivable (note 3)                                  7,303,025       8,250,825
Debt issuance cost, net of accumulated amortization
   of $343,045 and $250,992, respectively (note 4)                    3,247,776       3,182,805
Deferred tax asset (note 5)                                              67,546         274,968
Other assets                                                              8,438          13,888
                                                                   ------------    ------------
          Total assets                                             $574,181,828    $568,171,986
                                                                   ============    ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
          Notes payable (notes 4 and 12)                          $ 571,500,000    $566,000,000
          Accrued interest payable                                    1,864,441       1,493,141
          Other liabilities (note 10)                                   952,604       1,216,703
                                                                   ------------    ------------
               Total liabilities                                  $ 574,317,045    $568,709,844

Stockholders' deficit:
         Common stock, no par value. Authorized
         1,000 shares; issued 1,000 share                                 1,000           1,000
         Accumulated deficit                                           (136,217)       (538,858)
                                                                      ---------       ---------
               Total stockholders' deficit                             (135,217)       (537,858)

Commitments and contingencies (notes 7, 8 and 9)                           -               -

               Total liabilities and stockholders' deficit        $ 574,181,828     $ 568,171,986
                                                                   =============    =============

              See accompanying notes to financial statements

UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
UNAUDITED
                                                      1997           1996
                                                      ----           ----
Revenues:
      Loan interest                              $ 10,406,068     $ 489,647
      Investment interest                             703,623       111,147
      Other                                            15,153         -
                                                   ----------    ----------
      Total revenues                               11,124,844       600,794
                                                   ==========    ==========
Expenses:
      Interest on notes                           $ 8,062,424     $ 373,830
      Loan servicing (note 10)                      1,076,761        85,675
      Financing fees to parent (note 10)              116,998       350,000
      Trustee and broker fees                         219,421        25,633
      Amortization of debt issuance costs             121,900         6,252
      Amortization of loan premiums                   290,288        12,752
      Other general and administrative (note 10)      626,989        88,460
                                                   ----------    ----------
               Total expenses                     $10,514,781     $ 942,602
                                                   ==========    ==========

               Income (loss) before income taxes      610,063      (341,808)

       Income tax expense (benefit) (note 5)          207,422      (116,215)
                                                   ----------    ----------

Net Income (loss)                                   $ 402,641    $ (225,593)
                                                   ==========    ==========

Net Income (loss) per common share                   $ 402.64     $ (225.59)
                                                   ==========    ==========

See accompanying notes to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIODS ENDED MARCH 31, 1997 AND  DECEMBER 31, 1996


                                                                        TOTAL
                                            COMMON     ACCUMULATED  STOCKHOLDERS
                                             STOCK       DEFICIT       DEFICIT

Balances at inception (February 28, 1996)   $  -            -            -

Issuance of common stock                      1,000         -           1,000

Net loss                                       -        (538,858)    (538,858)
                                             -------    --------     --------


Balances at December 31, 1996 (Audited)       1,000    (538,858)    (537,858)


Net Income (Unaudited)                          -        402,641      402,641
                                             -------    --------     --------

Balance at March 31, 1997 (Unaudited)       $ 1,000    (136,217)    (135,217)
                                             =======    =======      =======


See accompanying notes to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
UNAUDITED


                                                            1997         1996
                                                            ----         ----
Net Income (loss)                                        $ 402,641   $ (225,593)

    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Amortization                                           382,341       19,004
    Deferred tax expense (benefit)                         207,422     (116,215)
    (Increase) decrease in accrued interest receivable     947,801     (754,828)
    (Increase) decrease in other assets                      5,449         (962)
    Increase in accrued interest payable                   371,300      228,460
    Increase (decrease) in other liabilities              (264,098)      95,658
                                                        -----------  -----------
           Net cash provided by (used in)
           operating activities                          2,052,856     (754,476)
                                                        -----------  -----------

    Cash flows used in investing activities:
    Purchase of student loans, including premiums (41,008,508) (71,276,977) Proceeds from student loan principal payments
    and loan consolidations                             13,647,519      607,648
                                                        -----------  -----------
           Net cash used in investing activities       (27,360,989) (70,669,329)
                                                        -----------  -----------
    Cash flows provided by financing activities:
    Proceeds from issuance of common stock                   -            1,000
    Cash paid to defease debt                          (25,300,000)        -
    Proceeds form issuance of notes payable             30,800,000  107,700,000
    Cash paid for debt issuance costs                    (157,025)     (822,808)
                                                        -----------  -----------
           Net cash provided by financing activities     5,342,975  106,878,192
                                                        -----------  -----------

Net increase (decrease) in cash and cash equivalents  (19,965,158)   35,454,387

Cash and cash equivalents, beginning of year            65,402,585        -
                                                        ----------    ----------

Cash and cash equivalents, end of year                $ 45,437,427  $35,454,387
                                                       ===========   ===========

Supplemental disclosures:
    Interest paid                                      $ 7,812,965   $  145,370
                                                       ===========   ===========
    Income taxes paid                                    $ 271,600         -
                                                         =========      ========

See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(CONTINUED)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

        DESCRIPTION OF BUSINESS

               Union Financial Services-1, Inc. (the "Company"), a wholly-owned subsidiary of Union Financial Services, Inc., was organized as a C Corporation on February 28, 1996 (inception date) to invest in eligible student loans issued under Title IV of the Higher Education Act of 1965 as amended (the "Act"). Student loans beneficially owned by the Company include those originated under the Stafford Loan Program ("SLP"), the Parent Loan Program for Undergraduate Students ("PLUS") program, the Supplemental Loans for Students ("SLS") program and loans which consolidate certain borrower obligations ("Consolidation"). Title to the loans is held by an eligible lender trustee under the Act for the benefit of the Company. The majority of the financed eligible loan borrowers are geographically concentrated in the midwest area and are in school or their first year of repayment.

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

        LOSS PER SHARE

               Net loss per share was calculated by dividing the net loss by the weighted-average number of shares outstanding, which was 1,000 shares in 1997 and 1996.

               The Company and its parent file a consolidated Federal tax return. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Income tax payments are made by the Company to its parent as if the Company were a separate tax paying entity.

        USE OF ESTIMATES

               Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)     CASH AND CASH EQUIVALENTS

        The Company's cash and cash equivalents are held by the trustee in various accounts subject to use restrictions as follows:


                                                       March 31,    December 31,
                                                         1997           1996
                                                      (Unaudited)     Audited
                                                       ---------   ------------
LOAN ACCOUNT FUND - Established for the purpose of    $     -       38,459,716
purchasing eligible student loans with proceeds of the borrowing

RECYCLING  ACCOUNT  FUND -  Established  to  maintain
excess  funds for  future operating needs, if necessary
and purchases of eligible student loans               27,681,579    14,843,885

RESERVE FUND - Established to cure any deficiencies
in the debt service requirements
                                                      11,480,366    11,373,233

COST OF ISSUANCE FUND - Established to pay
administrative and issuance costs incurred with the
issuance of Company debt                                 102,143       253,880

REVENUE FUND - Established for the receipt of
interest payments on eligible student loans and
investment securities and to pay fees and                327,490       (13,249)
expenses incurred under the indenture

INTEREST FUND - Established for the payment of
debt service interest requirements.                        -              -

RESTRICTED CASH 97A ESCROW - Established for the       5,092,239          -
retirement of Subordinated 1996 series B-1 and B-2 bonds.

 Operating Cash and Cash Equivalents                    $753,610       485,120
                                                        --------      --------

        Total Cash and Cash Equivalents              $45,437,427   $65,402,585
                                                     ===========   ===========

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

        The following table summarizes notes payable at March 31, 1997 and December 31, 1996 by issue:

                                  March 31, 1997  December 31, 1996
                                     Unaudited        Audited
                                     ---------       --------

                             FINAL     CARRYING     CARRYING       INTEREST
                           MATURITY     AMOUNT        AMOUNT        RANGE
                           --------     ------       ------        -------
1996 Senior Auction Rate    7/01/14   $96,600,000  $96,600,000   5.19% - 6.20%
Notes, Class A-1 and A-2

1996 Subordinate LIBOR      7/01/14            -   $11,100,000   6.13% - 6.25%
Rate Notes, Class B

1996 Senior Auction Rate    7/01/14   128,000,000  128,000,000   5.34% - 5.91%
Notes, Class A-3 and A-4

1996 Subordinate LIBOR      7/01/14            -    14,200,000   6.12% - 6.24%
Rate Notes, Class B-2

1996 Senior Treasury Rate   7/01/05   225,000,000  225,000,000   5.45% - 5.73%
Notes, Class A-5

1996 Senior Auction Rate    7/01/14    75,500,000   75,500,000   5.32% - 6.05%
Notes, Class A-6

1996 Subordinate LIBOR      7/01/25    15,600,000   15,600,000   5.86% - 5.92%
Rate Notes, Class B-3

1997 Subordinate LIBOR      7/01/30    30,800,000          -     5.95% - 5.95%
Rate Notes, Class B-4                  ----------   ----------

                                     $571,500,000 $566,000,000
                                     ============ ============


        Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty.

        The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the indenture of trust at March 31, 1997.

        On March 20, 1997, the Company issued $30.8 million of Taxable Student Loan Asset-Back Notes, Series 1997A, due July 1, 2030. The proceeds were deposited in an escrow fund to provide for the defeasance of the $11.1 million of the Series 1996A Class B Subordinate notes and $14.2 million of the Series 1996B Class B-2 Subordinate notes, respectively, in May 1999. These notes are not outstanding under the Indenture. As a result of the transaction, the Company recognized an accounting loss of approximately $145,000 on the defeasance.

        The Company has an existing shelf registration allowing it to issue up to $700 million in debt securities, of which $596,600,000 has been issued. The Company has no immediate plans to utilize the remaining amount available under the shelf registration.

(5)     INCOME TAXES

        The income tax expense (benefit) consists of a Federal income tax expense of $207,422 for the period ended March 31, 1997 and a Federal income tax benefit of ($274,968) for the period ended December 31, 1996. The deferred tax asset results from the future tax benefit of the net operating loss for December 31, 1996. No valuation allowance is considered necessary as management anticipates future earnings will be sufficient to offset the net operating loss.

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

(7)     GUARANTEE AGENCIES

        As of March 31, 1997, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc. and Kentucky Higher Education Assistance Authority were the primary guarantors, guaranteeing approximately 81 percent of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1992, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

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

        Pending legislation will likely also include provisions for additional changes in the existing Federal Family Education Loan Program ("FFELP"), including changes to interest rates, special allowance payments, guarantee fees and the Federal Direct Student Loan Program ("FDSLP"). Various factors in the legislation, if enacted, could have a material adverse effect on the Company and its operations. These factors include, but are not limited to, the reduction of the interest rates payable by student loan borrowers, the increase of loan origination fees and other provisions included in the pending legislation.

(9)     PURCHASE COMMITMENTS

        The Company has entered into a put option agreement with Union Bank and Trust Company ("UB&T") to purchase up to $3 million of eligible student loans at 101 percent of the principal amount. These eligible loans may consist of loans owned by UB&T in its individual capacity or in its capacity as trustee of certain grantor trusts in its trust department. No amounts were purchased under this agreement in 1997 and 1996.

(10)    RELATED PARTIES

        Certain owners and directors of the Company are also officers and directors of UB&T which owns 80.5 percent of UNIPAC Service Corporation ("UNIPAC"). All loans currently held were purchased from UB&T.

        Under the terms of an agreement, the Company contracts all loan servicing through UB&T. UNIPAC has been contracted as the sub-servicer by UB&T. Fees paid to UB&T are calculated using an annual asset-based charge of 1.25, .90 and .60 percent of the student loan principal balances in repay status, in school status and consolidated, respectively, calculated monthly. At March 31, 1997, $848,936 is payable to UB&T for loan servicing and is included in other liabilities.

        The   Company   incurred   fees  to  its  parent  for   managerial   and
        administrative support for the operations of the Company based on a service agreement that requires .015 percent of the average outstanding loan balance to be paid monthly. These fees amounted to approximately $222,000 for the three months ended March 31, 1997. The Company also paid approximately $117,000 and $350,000 for the three months ended March 31, 1997 and 1996, respectively to its parent for services provided in connection with the Company's debt financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OR OPERATIONS.

GENERAL

        Union Financial Services-1, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 28, 1996. The Company is a wholly owned subsidiary of Union Financial Services, Inc., a Nevada corporation ("UFS"). UFS is a privately held corporation and is affiliated with Union Bank and Trust Company, a Nebraska corporation and state bank ("Union Bank"). The Company was formed solely for the purpose of acquiring, from time to time, guaranteed educational loans made to students and parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"), and pledging such Eligible Loans and certain related collateral to a trustee to secure one or more series of Taxable Student Loan Asset-Backed Notes (the "Notes") that are issued by the Company from time to time pursuant to a Second Amended and Restated Indenture of Trust, dated as of November 1, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee"), as amended and supplemented from time to time (collectively, the "Indenture"). Since its inception, the Company has issued four (4) series of Notes consisting of ten (10) classes. The Notes shown in the financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the trust estate created under the Indenture.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1997

        REVENUES. The Company's revenues consist primarily of interest received on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by $9,916,421 from $489,647 for the quarter ended March 31, 1996 to $10,406,068 for the quarter ended March 31, 1997. The increase in revenues is directly attributable to the acquisition of additional Eligible Loans by the Company during the period. Moreover, the Company did not have a full first quarter given its incorporation on February 28, 1996. The amount of interest reported for the quarter ended March 31, 1997 was derived from Eligible Loans in an aggregate principal amount of approximately $510,525,000. The Company's average net investment in Eligible Loans during the quarter ended March 31, 1997 was approximately $501,422,000 (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.089%. The Company also receives investment income and other income in the amounts of $703,623 and $15,153, respectively, for the quarter ended March 31, 1997 and $111,147 and $-0-, respectively, for the quarter ended March 31, 1996.

        EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $7,688,594 from $373,830 for the quarter ended March 31, 1996 to $8,062,424 for the quarter ended March 31, 1997. This increase in expenses is directly attributable to the issuance of additional Notes during the period and the interest rates on all Notes outstanding. The Company's average debt outstanding was approximately $567,833,000 and the average annual cost of borrowings was approximately 5.60% for the quarter ended March 31, 1997. The Company also made payments for loan servicing fees to Union Bank and financing fees to UFS in the amount of $1,076,761 and $116,998, respectively, for the quarter ended March 31, 1997 as compared to $85,675 and $350,000, respectively, for the quarter ended March 31, 1996. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in financing fees is directly related to reduced financing activity. See the caption entitled "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Form 10-K for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $219,421, $121,900, and $290,288, respectively for the quarter ended March 31, 1997 as compared to $25,633, $6,252 and $12,752 respectively, for the quarter ended March 31, 1996. The increase in such fees is directly related to the issuance of additional Notes. Other general and administrative expenses amounted to $626,989 for the quarter ended March 31, 1997 as compared to $88,460 for the quarter ended March 31, 1996. The increase in these expenses directly relate to the increased administration of the Company's business. Income tax expense amounted to $207,422 for the quarter ended March 31, 1997 and an income tax benefit of $116,215 for the quarter ended March 31, 1996. The income tax benefit results from a carryforward of the Company's net operating loss which is discussed below.

        NET INCOME/LOSS. The Company had net income of $402,641 for the quarter ended March 31, 1997 and incurred a net loss of $225,593 for the quarter ended March 31, 1996. The net loss for the quarter ended March 31, 1996 is attributable to early startup costs incurred by the Company without substantial business operations.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1996

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

        EXPENSES. Expenses for the period ended December 31, 1996 consisted primarily of interest on the Company's outstanding Notes which totaled $11,987,255. The amount of interest expense reported during the period ended December 31, 1996 depended primarily upon the amount of Notes outstanding during that period and the interest rates on such Notes. The Company's average debt outstanding was approximately $213,533,000 and the average annual cost of borrowings was approximately 5.61%. The Company also made payments for loan servicing fees to Union Bank and financing fees to UFS in the amount of $2,255,564 and $1,919,207, respectively. See the caption entitled "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Form 10-K for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the period ended December 31, 1996 amounted to $550,899, $250,992, and $438,584, respectively. Other general and administrative expenses for the period ended December 31, 1996 amounted to $437,956. Income tax benefit for the period ended December 31, 1996 amounted to $274,968. The income tax benefit results from a carryforward of the Company's net operating loss which is discussed below. The Company's net operating loss resulted from financing fees paid to UFS in 1996. Management presently anticipates that future earnings will be sufficient to offset the net operating loss.

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

LIQUIDITY AND CAPITAL RESOURCES

        Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. On February 24, 1997 and March 4, 1997 the Trustee withdrew moneys from the Reserve Fund created under the Indenture to cover deficiencies of money available in the Revenue Fund for payment of interest on the Notes. The deficiencies were created by late payments of interest benefits and special allowance on the Company's Eligible Loans by the Department of Education. The Reserve Fund has been replenished to the amount required under the Indenture. The Company anticipates that it will require no additional funds to meet the obligation on its outstanding Notes.

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

RESULT OF OPERATIONS

        For the period ended December 31, 1996 and the quarter ended March 31, 1997, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income from continuing operations.

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

IMPACT OF INFLATION

        For the period ended December 31, 1996 and the quarter ended March 31, 1997, cost increases to the Company were not materially impacted by inflation.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               None

ITEM 2.        CHANGES IN SECURITIES.

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               On March 19, 1997, the Company held its first annual sharholders meeting. At the meeting, all of the Company's directors were reelected. The Company's directors are Messrs; Dunlap, Butterfield, Page, Wilcox and Hoff.

ITEM 5.        OTHER INFORMATION.

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               None

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNION FINANCIAL SERVICES-1, INC.



                                   By: /S/ STEPHEN F. BUTTERFIELD
                                      Spephen F. Butterfield, President
                                      (Principal Executive Officer)



                                   By: /S/ RONALD W. PAGE
                                      Ronald W. Page, Vice President (Principal
                                      Financial and Accounting Officer)


                                   Date:  May 14, 1997