Form 10-Q
period 1997-06-30
UNION FINANCIAL SERVICES I INC
filed 1997-08-13
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________________________________

Commission file number         333-08929

                        UNION FINANCIAL SERVICES-1, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                86-0817755
------------------------------                              -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

         6991 East Camelback Road, Suite B290, Scottsdale, Arizona 85251
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (602) 947-7703
                                 --------------
              (Registrant's telephone number, including area code)

 ------------------------------------------------------------------------------

 ------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Stock                                     Amount Outstanding
--------------------------                         ---------------------------
Common Stock, No par value                         1,000 Shares of Common Stock
                                                       as of August 1, 1997

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                        Page No.
                                                                        -------
PART I. - FINANCIAL INFORMATION

    Item 1. Financial Statements

        Balance Sheets as of June 30, 1997 and December 31, 1996...............5
        Statements of Operations for the three months ended and six months ended
          June 30, 1997 and 1996...............................................6
        Statements of Stockholders' Equity (Deficit) as of
          June 30, 1997 and December 31, 1996..................................7
        Statements of Cash Flows as of June 30, 1997 and June 30, 1996.........8
        Notes to Financial Statements..........................................9


    Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................15


PART II. - OTHER INFORMATION

    Item 1. Legal Proceedings................................................ 18
    Item 2. Changes in Securities.............................................18
    Item 3. Defaults upon Senior Securities.................................. 18
    Item 4. Submission of Matters to a Vote of Security Holders.............. 18
    Item 5. Other Information................................................ 18
    Item 6. Exhibits and Reports on Form 8-K................................. 18

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

ITEM 1.        FINANCIAL INFORMATION


        The following financial statements of the Registrant have been prepared pursuant to the rules and regulations the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Registrant's Annual Report on Form 10-K, which are hereby incorporated by reference.


UNION FINANCIAL SERVICES - 1, INC.
BALANCE SHEETS
------------------------------------------------------------------------------------------------

                             ASSETS                                  June 30,       December 31,
                                                                       1997            1996
                                                                   (Unaudited)       (Audited)
                                                                  ------------     -----------
Cash and cash equivalents (note 2)                                $ 61,537,250      65,402,585
Student loans receivable, including premiums (notes 3, 7 and 8)    502,693,027     491,046,915
Accrued interest receivable (note 3)                                 7,687,766       8,250,825
Debt issuance cost, net of accumulated amortization of               3,174,500       3,182,805
$ 463,267 and $ 250,992 (note 4)
Deferred tax asset (note 5)                                                  -         274,968
Other assets                                                            18,150          13,888
                                                                 -------------    ------------
        Total assets                                             $ 575,110,693     568,171,986
                                                                 =============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:

    Notes payable (notes 4 and 12)                               $ 571,500,000     566,000,000
    Accrued interest payable                                         1,830,744       1,493,141
    Other liabilities (note 10)                                      1,506,192       1,216,703
                                                                   -----------     -----------
        Total liabilities                                        $ 574,836,936     568,709,844

Stockholders' equity (deficit):
    Common stock, no par value. Authorized 1,000 shares;                 1,000           1,000
        issued 1,000 shares
    Retained earnings (deficit)                                        272,757       (538,858)
                                                                  ------------     -----------
        Total stockholders' equity (deficit)                           273,757       (537,858)

Commitments and contingencies (notes 7, 8 and 9)                             -               -
                                                                  ------------     -----------

        Total liabilities and stockholders' equity (deficit)     $ 575,110,693     568,171,986
                                                                 =============     ===========

See accompanying notes to financial statements


UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                            Three Months Ended                Six Months Ended

                                       June 30, 1997  June 30, 1996   June 30, 1997  June 30, 1996
                                       -------------  -------------   -------------  -------------
Revenues:
    Loan interest                      $ 10,492,446  $ 1,859,151     $ 20,898,513      $ 2,348,798
    Investment interest                     775,584      492,625        1,479,207          603,772
    Other                                    23,676        5,197           38,830            4,651
                                         ----------   ----------       ----------       ----------
        Total revenues                   11,291,706    2,356,973       22,416,550        2,957,221
                                         ==========   ==========       ==========       ==========

Expenses:
    Interest on notes                     8,208,438    1,776,142       16,270,861        2,149,972
    Loan servicing (note 10)              1,238,190      241,370        2,314,950          327,044
    Administrative and financing fees
     to parent (note 10)                    282,457      366,658          621,078          716,658
    Trustee and broker fees                 248,227       82,450          467,648          108,083
    Amortization of debt issuance costs     120,222       62,551          242,121           68,803
    Amortization of loan premiums           297,186       49,266          587,474           62,018
    Other general and administrative        277,329           51          682,698           87,966
       (note 10)                         ----------   ----------       ----------       ----------
         Total expenses                  10,672,049    2,578,488       21,186,830        3,520,544
                                         ----------   ----------       ----------       ----------

    Income (loss) before income taxes       619,657     (221,515)       1,229,720         (563,323)

Income tax expense  (benefit) (note 5)      210,684      (75,315)         418,105         (191,530)
                                            -------      -------          -------          -------

    Net Income (loss)                     $ 408,973   $ (146,200)       $ 811,615       $ (371,793)
                                          =========     =========       =========         =========
    Net Income (loss) per common share     $ 408.97    $ (146.20)        $ 811.62        $ (371.79)
                                           ========    ==========        ========        ==========

See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIODS ENDED JUNE 30, 1997 AND  DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                      TOTAL
                                                       RETAINED    STOCKHOLDERS
                                            COMMON     EARNINGS      EQUITY
                                            STOCK     (DEFICIT)     (DEFICIT)

Balance at inception (February 28, 1996)  $      -           -             -
Issuance of Common Stock                     1,000           -         1,000
Net Loss                                         -    (538,858)     (538,858)
                                            ------   ---------     ---------

Balance at December 31, 1996 (Audited)      $1,000    (538,858)     (537,858)

Net Income (Unaudited)                           -     811,615       811,615
                                            ------     -------       -------
Balance at June 30, 1997 (Unaudited)        $1,000     272,757       273,757
                                            ======     =======       =======

See accompanying notes to financial statements.


UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)
----------------------------------------------------------------------------------------------
                                                                         1997              1996
                                                                       ---------       -----------
Net Income (loss)                                                      $ 811,615      $ (371,793)

      Adjustments to reconcile  net income (loss)
        to net cash provided by (used in) operating activities:
        Amortization                                                     799,749         130,821
        Deferred tax expense (benefit)                                   274,968        (191,530)
        (Increase) decrease in accrued interest receivable               563,060      (1,774,528)
        (Increase) in other assets                                        (4,263)           (961)
        Increase in accrued interest payable                             337,603         379,699
        Increase in other liabilities                                    289,490         108,391
                                                                       ---------       ---------
               Net cash provided by (used in) operating activities     3,072,222      (1,719,901)
                                                                       ---------       ---------
      Cash flows used in investing activities:
        Purchase of student loans, including premiums                (41,008,761    (102,943,410)
        Proceeds from student loan principal sales                       157,016               -
        Increase of student loans due to capitalized interest         (7,298,034)       (764,572)
        Proceeds from student loan principal payments and
           loan consolidations                                        35,916,193       3,075,692
                                                                      ----------     -----------
               Net cash used in investing activities                 (12,233,586)   (100,632,290)
                                                                      ----------     -----------
      Cash flows provided by financing activities:
        Proceeds from issuance of common stock                                 -           1,000
        Cash paid to decease debt                                    (25,300,000)              -
        Proceeds form issuance of notes payable                       30,800,000     249,900,000
        Cash paid for debt issuance costs                               (203,971)     (1,548,133)
                                                                       ---------     -----------
               Net cash provided by financing activities               5,296,029     248,352,867
                                                                       ---------     -----------

Net increase (decrease) in cash and cash equivalents                  (3,865,335)    146,000,676

Cash and cash equivalents, beginning of year                          65,402,585               -
                                                                      ----------     -----------

Cash and cash equivalents, end of year                               $61,537,250    $146,000,676
                                                                      ==========     ===========
Supplemental disclosures:
      Interest paid                                                  $16,212,904    $  1,770,273
                                                                      ==========       =========
      Income taxes paid                                                        -               -
                                                                      ==========       =========
See accompanying notes to financial statements.

                                        8

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
--------------------------------------------------------------------------------

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

        NET INCOME (LOSS) PER SHARE

        Net income  (loss) per share was  calculated  by dividing the net income
        (loss) by the weighted-average number of shares outstanding, which was 1,000 shares in 1997 and 1996.

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
--------------------------------------------------------------------------------

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

(2)     CASH AND CASH EQUIVALENTS

        The Company's cash and cash equivalents are held by the trustee in various accounts subject to use restrictions as follows:

                                                                JUNE 30, 1997   DECEMBER 31, 1996
                                                                  (Unaudited)      Audited
                                                                 -------------  -----------------
LOAN ACCOUNT FUND - Established for the purpose of purchasing    $        -        38,459,716
eligible  student loans with proceeds of the borrowing

RECYCLING ACCOUNT FUND -  Established to maintain excess         45,012,900        14,843,885
funds for future operating needs, if necessary and purchases of eligible student loans

RESERVE FUND - Established to cure any deficiencies in the debt  10,393,741        11,373,233
service requirements

COST OF ISSUANCE FUND - Established  to pay administrative and            -           253,880
issuance costs incurred with the issuance of Company debt

REVENUE  FUND -  Established  for the receipt of  interest          799,660           (13,249)
payments on eligible student loans and investment securities and to pay fees and expenses incurred under the indenture

INTEREST FUND  -  Established for the payment of debt                     -                -
service interest requirements.

RESTRICTED CASH 97A ESCROW - Established for the retirement       4,560,646                -
of Subordinated 1996 series B-1 and B-2 bonds.

Operating Cash and Cash Equivalents                                 770,303          485,120
                                                                    -------          -------

        Total Cash and Cash Equivalents                         $61,537,250      $65,402,585
                                                                 ==========       ==========

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
--------------------------------------------------------------------------------


(3)     STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

        Guaranteed student loans may be made under this program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to twenty years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U.S. Treasury bill rate, and currently range from 7 percent to 10 percent dependent upon type, terms of loan agreements and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

        Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Should loans lose their guaranteed status and recourse provisions prove unenforceable, the unguaranteed portion has been reserved in a trustee account ("Reserve Fund"). Such loans are subject to cure procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 60 percent of the student loans) are insured up to 98 percent.

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

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
--------------------------------------------------------------------------------
        The following table summarizes outstanding notes payable at June 30, 1997 and December 31, 1996 by issue:

                                            June 30,   December 31,
                                              1997        1996
                                            Unaudited   Audited
                                           ---------    --------
                                  FINAL     CARRYING    CARRYING      INTEREST
                                MATURITY     AMOUNT      AMOUNT        RATE
1996 Senior Auction Rate Notes,  7/01/14  $96,600,000 $96,600,000  5.19% - 6.20%
Class A-1 and A-2

1996 Subordinate LIBOR Rate      7/01/14          -   $11,100,000  6.13% - 6.25%
Notes, Class B

1996 Senior Auction Rate Notes,  7/01/14  128,000,000 128,000,000  5.34% - 5.91%
Class A-3 and A-4

1996 Subordinate LIBOR Rate      7/01/14          -    14,200,000  6.12% - 6.24%
Notes, Class B-2

1996 Senior Treasury Rate Notes, 7/01/05  225,000,000 225,000,000  5.45% - 5.97%
Class A-5

1996 Senior Auction Rate Notes,  7/01/14   75,500,000  75,500,000  5.32% - 6.05%
Class A-6

1996 Subordinate LIBOR Rate      7/01/25   15,600,000  15,600,000  5.86% - 5.92%
Notes, Class B-3

1997 Subordinate LIBOR RatE      7/01/30   30,800,000        -     5.95% - 6.14%
Notes, Class B-4                          -----------  -----------
                                         $571,500,000 $566,000,000
                                         ============ ============

        Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty.

        The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance in all material respects with all covenants of the indenture of trust at June 30, 1997.

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

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
--------------------------------------------------------------------------------
        The Company has an existing shelf registration allowing it to issue up to $700 million in debt securities, of which $346,700,000 has been issued. On June 5, 1997, the Company filed another shelf registration statement for $1,000,000 of debt securities which has yet to be declared effective.

(5)     INCOME TAXES

        The income tax expense consists of a Federal income tax expense of $210,684 and $418,105 for the three months ended June 30, 1997 and the six months ended June 30, 1997, respectively, and a Federal income tax benefit of $274,968 for the period ended December 31, 1996. The deferred tax asset results from the future tax benefit of the net operating loss at December 31, 1996. No valuation allowance is considered necessary as management anticipates future earnings will be sufficient to offset the net operating loss.

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

(7)     GUARANTEE AGENCIES

        As of June 30, 1997, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc. and Kentucky Higher Education Assistance Authority were the primary guarantors, guaranteeing approximately 81 percent of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1992, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
--------------------------------------------------------------------------------
(8)     RECENT STUDENT LOAN LEGISLATION

         Legislative changes to the Act affecting competition, loan asset characteristics, debt structure provisions and regulatory compliance may from time to time affect the operations of the Company. The provisions of the Act authorizing origination of new consolidation loans will expire September 30, 1997, and those provisions of the Act authorizing origination of other loans that qualify for interest benefits and special allowance payments will expire September 30, 1998, unless the existing laws are reauthorized . In the months before such laws are reauthorized, Congress will conduct detailed studies of their programs to determine if the program should continue and whether adjustments to the program are needed.

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

        Under the terms of an agreement, the Company contracts all loan servicing through UB&T. UNIPAC has been contracted as the sub-servicer by UB&T. Fees paid to UB&T are calculated using an annual asset-based charge ranging from .60 - 1.25 percent, dependent upon loan type and loan status, of the student loan principal balance, calculated monthly. At June 30, 1997 and December 31, 1996, $1,236,334 and $1,011,488,
        respectively is payable to UB&T for loan servicing and is included in other liabilities.

        The   Company   incurred   fees  to  its  parent  for   managerial   and
        administrative support for the operations of the Company based on a service agreement that requires .015 percent of the average outstanding loan balance to be paid monthly. These fees amounted to approximately $227,000 and $-0- for the six months ended June 30, 1997 and 1996, respectively. The Company also paid approximately $55,000 and $367,000 for the six months ended June 30, 1997 and 1996, respectively to its parent for services provided in connection with the Company's debt financing.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         REVENUES. The Company's revenues consist primarily of interest received on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by $8,633,295 from $1,859,151 for the three months ended June 30, 1996 to $10,492,446 for the three months ended June 30, 1997. The increase in revenues is directly attributable to the acquisition of additional Eligible Loans by the Company between the two periods. The amount of interest reported for the three months ended June 30, 1997 was derived from Eligible Loans in an aggregate principal amount of approximately $505,081,000. The Company's average net investment in Eligible Loans during the three months ended June 30, 1997 was approximately $500,151,000 (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.39%. The Company also earned investment income and other income in the amounts of $775,584 and $23,676, respectively, for the three months ended June 30, 1997 and $492,625 and $5,197, respectively, for the three months ended June 30, 1996.

         EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Interest expense on the Company's outstanding Notes increased by $6,432,296 from $1,776,142 for the three months ended June 30, 1996 to $8,208,438 for the three months ended June 30, 1997. This increase in expenses is directly attributable to the issuance of additional Notes between the two periods and the interest rates on all Notes outstanding. The Company's average debt outstanding was approximately $571,500,000 and the average annual cost of borrowings was approximately 5.75% for the three months ended June 30, 1997. The Company also made payments for loan servicing fees to Union Bank and administration and financing fees to UFS in the amount of $1,238,190 and $282,457, respectively, for the three months ended June 30, 1997 as compared to $241,370 and $366,658, respectively, for the three months ended June 30, 1996. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in administrative and financing fees is directly related to reduced financing activity. See the caption entitled "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Form 10-K for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $248,227, $120,222, and $297,186, respectively, for the three months ended June 30, 1997 as compared to $82,450, $62,551 and $49,266, respectively, for the three months ended June 30, 1996. The increase in such fees is directly related to the issuance of additional Notes. Other general and administrative expenses amounted to $277,329 for the three months ended

June 30, 1997 as compared to $51 for the three months ended June 30, 1996. The increase in these expenses directly relate to the increased activity of the Company's business. Income tax expense amounted to $210,684 for the three months ended June 30, 1997 and an income tax benefit of $75,315 for the three months ended June 30, 1996. The income tax benefit results from a carryforward of the Company's net operating loss which is discussed below.

        NET INCOME/LOSS. The Company had net income of $408,973 for the three months ended June 30, 1997 and incurred a net loss of $146,200 for the three months ended June 30, 1996. The net loss for the three months ended June 30, 1996 is attributable to early startup costs incurred by the Company without substantial business operations.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

        REVENUES. The Company's revenues consist primarily of interest received on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by approximately $18,549,715 from $2,238,798 for the six months ended June 30, 1996 to $20,898,513 for the six months ended June 30, 1997. The increase in revenues is directly attributable to the acquisition of additional Eligible Loans by the Company during the period. Moreover, the Company did not have a full first six months in 1996 given its incorporation on February 28, 1996. The amount of interest reported for the six months ended June 30, 1997 was derived from Eligible Loans in an aggregate principal amount of approximately $505,081,000. The Company's average net investment in Eligible Loans during the six months ended June 30, 1997 was approximately $500,803,000 (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.35%. The Company also earned investment income and other income in the amounts of $1,479,207 and $38,830, respectively, for the six months ended June 30, 1997 and $603,772 and $4,651, respectively, for the six months ended June 30, 1996.

         EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Interest expense on the Company's outstanding Notes increased by $14,120,889 from $2,149,972 for the six months ended June 30, 1996 to $16,270,861 for the six months ended June 30, 1997. This increase in expenses is directly attributable to the issuance of additional Notes during the period and the interest rates on all Notes outstanding. The Company's average debt outstanding was approximately $568,750,000 and the average annual cost of borrowings was approximately 5.72% for the six months ended June 30, 1997. The Company also made payments for loan servicing fees to Union Bank administration and financing fees to UFS in the amount of $2,314,950 and $621,078, respectively, for the six months ended June 30, 1997 as compared to $327,044 and $716,658, respectively, for the six months ended June 30, 1996. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in administration and financing fees is directly related to reduced financing activity. See the caption entitled "ITEM 13--CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Form 10-K for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $467,648, $242,121, and $587,474, respectively, for the six months ended June 30, 1997 as compared to $108,083, $68,803 and $62,018, respectively, for the six months ended June 30, 1996. The increase in such fees is directly related to the issuance of additional Notes. Other general and administrative expenses amounted to $682,698 for the six months ended June 30, 1997 as compared to $87,966 for the six months ended June 30, 1996. The increase in these expenses directly relate to the increased activity of the Company's business. Income tax expense amounted to $418,105 for the six months ended June 30, 1997 and an income tax benefit of $192,530 for the six months ended June 30, 1996. The income tax benefit results from a carryforward of the Company's net operating loss which is discussed below.

        NET INCOME/LOSS. The Company had net income of $811,615 for the six months ended June 30, 1997 and incurred a net loss of $371,793 for the six months ended June 30, 1996. The net loss for the six months ended June 30, 1996 is attributable to early startup costs incurred by the Company without substantial business operations.

LIQUIDITY AND CAPITAL RESOURCES

         Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. On February 24, 1997, March 4, 1997 and May 1, 1997 the Trustee withdrew moneys from the Reserve Fund created under the Indenture to cover deficiencies of money available in the Revenue Fund for payment of interest on the Notes. The deficiencies were created by late payments of interest benefits and special allowance on the Company's Eligible Loans by the Department of Education. The Reserve Fund has been replenished to the amount required under the Indenture. The Company anticipates that it will require no additional funds to meet the obligation on its outstanding Notes.

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

RESULT OF OPERATIONS

         For the period ended December 31, 1996 and the six months ended June 30, 1997, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income from continuing operations.

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

IMPACT OF INFLATION

        For the period ended December 31, 1996 and the six months ended June 30, 1997, cost increases to the Company were not materially impacted by inflation.

                                  PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

               None

ITEM 2. CHANGES IN SECURITIES.

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

ITEM 5. OTHER INFORMATION.

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    Those Exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with provisions of Rule 12b-32

                         Exhibit 27 Financial Data Schedule

               (b)  Reports on Form 8-K

                    None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNION FINANCIAL SERVICES-1, INC.



                                       By: /S/ Stephen F. Butterfield
                                       Stephen F. Butterfield, President
                                       (Principal Executive Officer)



                                       By: /S/ Ronald W. Page
                                       Ronald W. Page, Vice President (Principal
                                       Financial and Accounting Officer)


                                        Date:  August 13, 1997