Form 10-Q
period 1997-09-30
UNION FINANCIAL SERVICES I INC
filed 1997-11-13
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

For the transition period from ----------------------------------------

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

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Stock                                  Amount Outstanding
--------------------------                        ----------------------------
Common Stock, No par value                       1,000 Shares of Common Stock
                                                   as of November 1, 1997

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                    Page No.

PART I. - FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Balance  Sheets as of September  30, 1997 and
              December 31, 1996................................................5
            Statements  of  Operations  for the three months ended
              and nine months ended September 30, 1997 and 1996................6
            Statements of Stockholders' Equity (Deficit) as of
              September 30, 1997 and December 31, 1996.........................7
            Statements of Cash Flows for the nine months ended
              September 30, 1997 and 1996......................................8
            Notes to Financial Statements......................................9


 Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................... 15


PART II. - OTHER INFORMATION

  Item 1.  Legal Proceedings................................................. 18
  Item 2.  Changes in Securities..............................................18
  Item 3.  Defaults upon Senior Securities................................... 18
  Item 4.  Submission of Matters to a Vote of Security Holders............... 18
  Item 5.  Other Information................................................. 18
  Item 6.  Exhibits and Reports on Form 8-K.................................. 18

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


UNION FINANCIAL SERVICES - 1, INC.
BALANCE SHEETS

                             ASSETS                                   September 30,       December 31,
                                                                         1997                 1996
                                                                      (Unaudited)           (Audited)
                                                                       ------------        ------------
Cash and cash equivalents (note 2)                                     $ 20,512,036         65,402,585
Student loans receivable, including premiums (notes 3, 7 and 8)         543,051,189        491,046,915
Accrued interest receivable (note 3)                                      8,288,338          8,250,825
Debt issuance cost, net of accumulated amortization of $ 590,865          3,121,902          3,182,805
        and $ 250,992 (note 4)
Deferred tax asset (note 5)                                                       -            274,968
Other assets                                                                 19,698             13,888
                                                                       ------------       ------------
               Total assets                                           $ 574,993,163        568,171,986
                                                                      =============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
        Notes payable (note 4)                                        $ 571,500,000        566,000,000
        Accrued interest payable                                          1,799,957          1,493,141
        Other liabilities (note 10)                                       1,236,018          1,216,703
                                                                        -----------        -----------
               Total liabilities                                      $ 574,535,975        568,709,844

Stockholders' equity (deficit):
        Common stock, no par value. Authorized 1,000 shares;                  1,000              1,000
        issued 1,000 shares
        Retained earnings (deficit)                                         456,188          (538,858)
                                                                            -------          ---------
               Total stockholders' equity (deficit)                         457,188          (537,858)
                                                                            -------          ---------

Commitments and contingencies (notes 7, 8 and 9)                                  -                  -
                                                                      -------------        -----------

               Total liabilities and stockholders' equity (deficit)   $ 574,993,163        568,171,986
                                                                      =============        ===========

See accompanying notes to financial statements


UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended                Nine Months Ended
                                         -----------------------------   ---------------------------------
                                         September 30,   September 30,    September 30,    September 30,
                                              1997            1996             1997             1996
                                         -------------  --------------   ---------------  ----------------
Revenues:
       Loan interest                       $ 10,796,386      $ 4,856,749     $ 31,694,899      $ 7,205,548
       Investment interest                      368,562          157,660        1,847,769          761,432
       Other                                    138,710           11,466          177,541           16,117
                                            -----------        ---------       ----------        ---------
              Total revenues                 11,303,658        5,025,875       33,720,209        7,983,097
                                            ===========        =========       ==========        =========

Expenses:
       Interest on notes                      8,280,987        3,562,143       24,551,849        5,712,114
       Loan servicing (note 10)               1,291,119          692,268        3,606,070        1,019,313
       Administrative and financing fees to
          parent (note 10)                      474,823          207,836        1,095,901          924,494
       Trustee and broker fees                  245,762          159,271          713,410          267,354
       Amortization of debt issuance costs      127,598           73,567          369,719          142,370
       Amortization of loan premiums            309,581          144,111          897,055          206,130
       Other general and
          administrative (note 10)              295,862            2,005          978,559           89,972
                                               --------        ---------       ----------        ---------
              Total expenses                 11,025,732        4,841,201       32,212,563        8,361,747
                                             ----------        ---------       ----------        ---------

       Income (loss) before income taxes        277,926          184,674        1,507,646        (378,650)

   Income tax expense  (benefit) (note 5)        94,495           62,789          512,600        (128,741)
                                               --------         --------         --------         --------
       Net Income (loss)                      $ 183,431        $ 121,885        $ 995,046      $ (249,909)
                                               ========         ========         ========       ==========
       Net Income (loss) per common share      $ 183.43         $ 121.89         $ 995.05       $ (249.91)
                                               ========         ========         ========       ==========

See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIODS ENDED SEPTEMBER 30, 1997 AND  DECEMBER 31, 1996

                                                                     TOTAL
                                                     RETAINED    STOCKHOLDERS
                                         COMMON      EARNINGS   EQUITY (DEFICIT)
                                         STOCK      (DEFICIT)
                                         --------   ----------   --------------
Balance at inception (February 28, 1996) $      -           -              -

Issuance of Common Stock                    1,000           -          1,000

Net Loss                                        -    (538,858)      (538,858)
                                           ------    ---------      ---------

Balance at December 31, 1996 (Audited)     $1,000    (538,858)      (537,858)


Net Income (Unaudited)                          -      995,046        995,046
                                           ------      -------        -------

Balance at September 30, 1997 (Unaudited)  $1,000      456,188        457,188
                                           ======      =======        =======


See accompanying notes to financial statements.


UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
                                                                               1997             1996
                                                                               ----             ----
Net Income (loss)                                                            $ 995,046      $ (249,909)
        Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
        Amortization                                                         1,224,669          348,500
        Deferred tax expense (benefit)                                         274,968        (128,741)
        (Increase) in accrued interest receivable                             (37,511)      (3,543,790)
        (Increase) decrease in other assets                                    (5,789)          234,674
        Increase in accrued interest payable                                   306,816          583,221
        Increase (decrease) in other liabilities                                19,293          525,134
                                                                             ---------       ----------
               Net cash provided by (used in) operating activities           2,777,492      (2,230,911)
                                                                             ---------       ----------
        Cash flows used in investing activities:
        Purchase of student loans, including premiums                    (100,853,496)    (240,198,639)
         Proceeds from student loan principal sales                          5,970,592                -
         Increase of student loans due to capitalized interest            (12,339,745)      (1,945,477)
        Proceeds from student loan principal payments and loan
          consolidation                                                    54,333,579       10,296,236
                                                                           ----------      ------------
               Net cash used in investing activities                      (52,889,070)    (231,847,880)
                                                                           ----------      ------------
        Cash flows provided by financing activities:
        Proceeds from issuance of common stock                                       -            1,000
        Cash paid to decease debt                                          (25,300,000)               -
        Proceeds form issuance of notes payable                             30,800,000      249,900,000
        Cash paid for debt issuance costs                                    (278,971)      (1,971,944)
                                                                             ---------      -----------
               Net cash provided by financing activities                     5,221,029      247,929,056
                                                                             ---------      -----------

Net increase (decrease) in cash and cash equivalents                      (44,890,549)       13,850,265

Cash and cash equivalents, beginning of year                                65,402,585                -
                                                                            ----------      -----------

Cash and cash equivalents, end of year                                     $20,512,036      $13,850,265
                                                                           ===========      ===========

Supplemental disclosures:
        Interest paid                                                                -                -
        Income taxes paid                                                  $24,430,093       $5,129,012
                                                                           ===========       ==========
See accompanying notes to financial statements.

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

        INTEREST ON STUDENT LOANS

        Interest on student loans is accrued when earned and is either paid by the Department of Education or the borrower depending on the status of the loan at the time of accrual. In addition, the Department of Education makes quarterly interest subsidy payments on certain qualified Title IV loans until the student is required under the provisions of the Act to begin repayment. Repayment on guaranteed student loans normally begins within nine months after completion of their course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within 60 days from the date of loan disbursement and repayment of SLS loans begins within one month after completion of course study, leaving school or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

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

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

        USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)     CASH AND CASH EQUIVALENTS

        The Company's cash and cash equivalents are held by the trustee in various accounts subject to use restrictions as follows:


                                                                    September 30, 1997     December 31, 1996
                                                                        (Unaudited)            (Audited)
                                                                    ------------------    ------------------
   LOAN ACCOUNT FUND - Established for the purpose of purchasing          $        -           38,459,716
eligible student loans with proceeds of the borrowing

   RECYCLING  ACCOUNT  FUND -  Established  to maintain  excess            6,360,401           14,843,885
funds for future operating needs, if necessary and purchases of eligible student loans

   RESERVE FUND - Established to cure any deficiencies in the debt         8,633,214            11,373,233
service requirements

   COST OF ISSUANCE FUND - Established to pay administrative and                   -               253,880
issuance costs incurred with the issuance of Company debt

   REVENUE FUND - Established for the receipt of interest payments on        598,039               (13,249)
eligible student loans and investment securities and to pay fees and expenses incurred under the indenture

   INTEREST FUND - Established for the payment of debt service interest            -                    -
requirements.

    RESTRICTED CASH 97A ESCROW - Established for the retirement of         4,269,671                    -
Subordinated Series 1996 Class B-1 and B-2 bonds.

     SENIOR INTEREST ACCOUNT FUND - Established for payments of                2,347                    -
interest on Senior Series 1996 Class A-1, A-2, A-3 and A-4 bonds.
Operating Cash and Cash Equivalents                                          648,364               485,120
                                                                             -------               -------

        Total Cash and Cash Equivalents                                  $20,512,036           $65,402,585
                                                                         ===========           ===========

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


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

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


        The following table summarizes outstanding notes payable at September 30, 1997 and December 31, 1996 by issue:

                                                    September 30,      December 31,
                                                        1997               1996
                                                     Unaudited           Audited
                                       FINAL         CARRYING           CARRYING        INTEREST
                                     MATURITY         AMOUNT             AMOUNT           RATE
                                   ------------      ----------        -----------     ------------
1996 Senior Auction Rate Notes,       7/01/14       $96,600,000        $96,600,000      5.19% - 6.20%
Class A-1 and A-2
1996 Subordinate LIBOR Rate           7/01/14                 -         11,100,000      6.13% - 6.44%
Notes, Class B-1
1996 Senior Auction Rate Notes,       7/01/14       128,000,000        128,000,000      5.34% - 5.91%
Class A-3 and A-4
1996 Subordinate LIBOR Rate           7/01/14                 -         14,200,000      6.12% - 6.43%
Notes, Class B-2
1996 Senior Treasury Rate Notes,      7/01/05       225,000,000        225,000,000      5.45% - 5.97%
Class A-5
1996 Senior Auction Rate Notes,       7/01/14        75,500,000         75,500,000      5.32% - 6.05%
Class A-6
1996 Subordinate LIBOR Rate           7/01/25        15,600,000         15,600,000      5.86% - 6.17%
Notes, Class B-3
1997 Subordinate LIBOR Rate           7/01/30        30,800,000                  -      5.95% - 6.14%
Notes, Class B-4                                   ------------        -----------
                                                   $571,500,000       $566,000,000


        Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty.

        The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance in all material respects with all covenants of the indenture of trust at September 30, 1997.

        On March 20, 1997, the Company issued $30.8 million of Taxable Student Loan Asset-Back Notes, Series 1997A, due July 1, 2030. The proceeds were deposited in an escrow fund to provide for the defeasance of the $11.1 million of the Series 1996A Class B-1 Subordinate notes and $14.2 million of the Series 1996B Class B-2 Subordinate notes, respectively, in May 1999. As a result of the transaction, the Company recognized an accounting loss of approximately $145,000 on the defeasance.

        The Company has an existing shelf registration allowing it to issue up to $700 million in debt securities, of which $346,900,000 has been issued. In October of 1997, the Company's shelf registration statement for an additional $500,000,000 of debt securities was declared effective.

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


(5)     INCOME TAXES

        The income tax expense consists of a Federal income tax expense of $94,495 and $512,600 for the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively, and a Federal income tax benefit of $274,968 for the period ended December 31, 1996. The deferred tax asset results from the future tax benefit of the net operating loss at December 31, 1996. No valuation allowance is considered necessary as management anticipates future earnings will be sufficient to offset the net operating loss.

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

(7)     GUARANTEE AGENCIES

        As of September 30, 1997, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc. and Kentucky Higher Education Assistance Authority were the primary guarantors, guaranteeing approximately 76 percent of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1992, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

(8)     RECENT STUDENT LOAN LEGISLATION

        Legislative changes to the Act affecting competition, loan asset characteristics, debt structure provisions and regulatory compliance may from time to time affect the operations of the Company. Recent legislation has included provisions revising the Federal Family Education Loan Program ("FFELP"), including changes to interest rates, special allowance payments, guarantee fees and guarantee payments, and creating the Federal Direct Student Loan Program ("FDSLP"). Future legislation affecting the FFELP and FDSLP, if enacted, could have a material adverse effect on the Company and its operations.

UNION FINANCIAL SERVICES - 1, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


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

        Under the terms of an agreement, the Company contracts all loan servicing through UB&T. UNIPAC has been contracted as the sub-servicer by UB&T. Fees paid to UB&T are calculated using an annual asset-based charge ranging from .60 - 1.25 percent, dependent upon loan type and loan status, of the student loan principal balance, calculated monthly. At September 30, 1997 and December 31, 1996, $876,847 and $1,011,488,
        respectively is payable to UB&T for loan servicing and is included in other liabilities.

        The   Company   incurred   fees  to  its  parent  for   managerial   and
        administrative support for the operations of the Company based on a service agreement that requires .015 percent of the average outstanding loan balance to be paid monthly. These fees amounted to approximately $674,000 and $55,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company also paid approximately $422,000 and $869,000 for the nine months ended September 30, 1997 and 1996, respectively to its parent for services provided in connection with the Company's debt financing.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        REVENUES. The Company's revenues consist primarily of interest earned on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by $5,939,637 from $4,856,749 for the three months ended September 30, 1996 to $10,796,386 for the three months ended September 30, 1997. The increase in revenues is directly attributable to the acquisition of additional Eligible Loans by the Company between the two periods. The amount of interest reported for the three months ended September 30, 1997 was derived from Eligible Loans in an aggregate principal amount of approximately $535,345,000. The Company's average net investment in Eligible Loans during the three months ended September 30, 1997 was approximately $512,355,000 (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.43%. The Company also earned investment income and other income in the amounts of $368,562 and $138,710, respectively, for the three months ended September 30, 1997 and $157,660 and $11,466, respectively, for the three months ended September 30, 1996.

        EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Interest expense due on the Company's outstanding Notes increased by $4,718,844 from $3,562,143 for the three months ended September 30, 1996 to $8,280,987 for the three months ended September 30, 1997. This increase in expenses is directly attributable to the issuance of additional Notes between the two periods and the interest rates on all Notes outstanding. The Company's average debt outstanding was approximately $571,500,000 and the average annual cost of borrowings was approximately 5.80% for the three months ended September 30, 1997. The Company also incurred loan servicing fees to Union Bank and administration and financing fees to UFS in the amount of $1,291,119 and $474,823, respectively, for the three months ended September 30, 1997 as compared to $692,268 and $207,836, respectively, for the three months ended September 30, 1996. The increase in loan servicing fees and administrative and financing fees is directly related to the servicing of additional Eligible Loans. See the caption entitled "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Form 10-K for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $245,762, $127,598, and $309,581, respectively, for the three months ended September 30, 1997 as compared to $159,271, $73,567 and $144,111, respectively, for the three months ended September 30, 1996. The increase in such fees is directly related to the issuance of additional Notes. Other general and administrative expenses amounted to $295,862 for the three months ended September 30, 1997 as compared to $2,005 for the three months ended September 30, 1996.

 The increase in these expenses directly relate to the increased activity of the Company's business. Income tax expense amounted to $94,495 for the three months ended September 30, 1997 and an income tax expense of $62,789 for the three months ended September 30, 1996.

        NET INCOME/LOSS. The Company had net income of $183,431 and $121,885 for the three months ended September 30, 1997 and 1996, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

        REVENUES. The Company's revenues consist primarily of interest earned on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by approximately $24,489,351 from $7,205,548 for the nine months ended September 30, 1996 to $31,694,899 for the nine months ended September 30, 1997. The increase in revenues is directly attributable to the acquisition of additional Eligible Loans by the Company after September 30, 1996. Moreover, the Company did not have a full first nine months in 1996 given its incorporation on February 28, 1996. The amount of interest reported for the nine months ended September 30, 1997 was derived from Eligible Loans in an aggregate principal amount of approximately $535,345,000. The Company's average net investment in Eligible Loans during the nine months ended September 30, 1997 was approximately $504,654,000 (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.37%. The Company also earned investment income and other income in the amounts of $1,847,769 and $177,541, respectively, for the nine months ended September 30, 1997 and $761,432 and $16,117, respectively, for the nine months ended September 30, 1996.

        EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Interest expense on the Company's outstanding Notes increased by $18,839,735 from $5,712,114 for the nine months ended September 30, 1996 to $24,551,849 for the nine months ended September 30, 1997. This increase in expenses is directly attributable to the issuance of additional Notes after September 30, 1996 and the interest rates on all Notes outstanding. The Company's average debt outstanding was approximately $569,667,000 and the average annual cost of borrowings was approximately 5.75% for the nine months ended September 30, 1997. The Company also incurred loan servicing fees to Union Bank and administration and financing fees to UFS in the amount of $3,606,070 and $1,095,901, respectively, for the nine months ended September 30, 1997 as compared to $1,019,313 and $924,494, respectively, for the nine months ended September 30, 1996. The increase in loan servicing fees and administration and financing fees is directly related to the servicing of additional Eligible Loans. See the caption entitled "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Form 10-K for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $713,410, $369,719, and $897,055, respectively, for the nine months ended September 30, 1997 as compared to $267,354, $142,370 and $206,130, respectively, for the nine months ended September 30, 1996. The increase in such fees is directly related to the issuance of additional Notes. Other general and administrative expenses amounted to $978,559 for the nine months ended September 30, 1997 as compared to $89,972 for the nine months ended September 30, 1996. The increase in these expenses directly relate to the increased activity of the Company's business. Income tax expense amounted to $512,600 for the nine months ended September 30, 1997 and an income tax benefit of $128,741 for the nine months ended September 30, 1996. The income tax benefit results from a carryforward of the Company's net operating loss which is discussed below.

        NET INCOME/LOSS. The Company had net income of $995,046 for the nine months ended September 30, 1997 and incurred a net loss of $249,909 for the nine months ended September 30, 1996. The net loss for the nine months ended September 30, 1996 is attributable to early startup costs incurred by the Company without substantial business operations.

LIQUIDITY AND CAPITAL RESOURCES

        Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. On July 1, 1997, July 11, 1997, July 14, 1997 and August 1, 1997 the Trustee withdrew moneys from the Reserve Fund created under the Indenture to cover deficiencies of money available in the Revenue Fund for payment of interest on the Notes. The deficiencies were created by late payments of interest benefits and special allowance on the Company's Eligible Loans by the Department of Education. The Reserve Fund has been replenished to the amount required under the Indenture. The Company anticipates that it will require no additional funds to meet the obligation on its outstanding Notes.

        It is anticipated that regular payments under the terms of the Eligible Loans, as well as early prepayment, will reduce the number of Eligible Loans held in the Trust Estate. The Company is authorized under the Indenture to use principal receipts from Eligible Loans to purchase additional Eligible Loans until April 1, 1999. Thereafter, principal receipts from Eligible Loans will be used to reduce the amount of Notes outstanding. The Company also plans to issue additional Notes, the proceeds of which will be used, to acquire additional Eligible Loans.

        In October of 1997, the Securities and Exchange Commission declared effective the Company's Second Registration Statement on Form S-3 (No. 333-28551) for $500,000,000 of Taxable Student Loan Asset-Backed Notes. Depending upon the availability of eligible loans and market conditions, the Company may issue additional notes in fiscal year 1998.

RESULTS OF OPERATIONS

        For the period ended December 31, 1996 and the nine months ended September 30, 1997, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income from continuing operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In September 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

IMPACT OF INFLATION

        For the period ended December 31, 1996 and the nine months ended September 30, 1997, cost increases to the Company were not materially impacted by inflation.

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


                                          UNION FINANCIAL SERVICES-1, INC.



                                      By:/s/ Stephen F. Butterfield
                                      Stephen F. Butterfield, President
                                      (Principal Executive Officer)



                                      By:/s/ Ronald W. Page
                                      Ronald W. Page, Vice President (Principal
                                      Financial and Accounting Officer)


                                      Date: November 12, 1997