Form 10-K405
period 1997-12-31
UNION FINANCIAL SERVICES I INC
filed 1998-03-31
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from .............. to ..............

                        Commission file number 333-08929
                         ------------------------------

                        UNION FINANCIAL SERVICES-1, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   86-0817755
                      (I.R.S. Employer Identification No.)

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

               INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES X    NO ___

               INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

               THE   AGGREGATE   MARKET  VALUE  OF  THE  VOTING  STOCK  HELD  BY
NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 1997:   NONE

               THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 16, 1998 WAS 1,000.
                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document is incorporated in Parts I and IV of this report by reference: The Registrant's Registration Statement on Form S-3 (File No. 333-28551), as amended and supplemented, as filed with the Securities and Exchange Commission on June 5, July 21, and October 14, 1997.

                                TABLE OF CONTENTS

                                                                           Page

PART I
 ITEM 1.     BUSINESS.......................................................  1
 ITEM 2.     PROPERTIES..................................................... 15
 ITEM 3.     LEGAL PROCEEDINGS.............................................. 16
 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 16

PART II
 ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................ 16
 ITEM 6.     SELECTED FINANCIAL DATA........................................ 16
 ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................... 18
 ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... 19
 ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 20
 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE............................. 20

PART III
 ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 21
 ITEM 11.    EXECUTIVE COMPENSATION......................................... 22
 ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................... 23
 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 23

PART IV
 ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K....................................................... 24

SIGNATURES

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

BUSINESS OF COMPANY

               RECENT REGISTRATION. A registration statement on Form S-3, Registration No. 333-28551 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "SEC") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $500,000,000 of notes (the "Offered Notes"), and was declared effective by order of the SEC in October 1997. For a more detailed discussion of the terms of the Offered Notes, please see the caption entitled "DESCRIPTION OF THE NOTES" in the Company's base prospectus as set forth in the Registration Statement (the "Base Prospectus").

               ISSUANCE OF PRIOR NOTES AND PRIVATE NOTES. Prior to the registration of the Offered Notes under the Securities Act, the Company issued Taxable Student Loan Asset-Backed Notes, in the aggregate principal amount of $346,700,000, pursuant to a registration statement on Form S-3 which was declared effective in October 1996 (the "Prior Notes"). The Prior Notes included in the Series 1996C (the "Series 1996C Notes") consisting of (i) Senior Treasury Rate Class A-5 Notes in the principal amount of $225,000,000 (the "Class A-5 Notes"), (ii) Senior Auction Rate Class A-6 Notes in the principal amount of $75,500,000 (the "Class A-6 Notes") and (iii) Subordinate LIBOR Rate Class B-3 Notes in the principal amount of $15,600,000 (the "Class B-3 Notes"); and the Series 1997A (the "Series 1997A Notes") consisting of Subordinated Class 1997B-4 LIBOR Rate Notes in the principal amount of $30,600,000 (the "Class B-4 Notes"). In March and June of 1996, the Company issued Taxable Student Loan Asset-Backed Notes in two series in the aggregate principal amount of $249,900,000 in transactions exempt from the registration requirements of the Securities Act (the "Private Notes"). The Private Notes were designated as (i) the Taxable Student Loan Asset-Backed Notes, Series 1996A (the "Series 1996A Notes"), consisting of $48,300,000 of its Senior Auction Rate Class A-1 Notes (the "Class A-1 Notes"), $48,300,000 of its Senior Auction Rate Class A-2 Notes (the "Class A-2 Notes") and $11,100,000 of its Subordinate LIBOR Rate Class B Notes (the "Class B-1 Notes"), and (ii) the Taxable Student Loan Asset-Backed Notes, Series 1996B (the "Series 1996B Notes"), consisting of $73,700,000 of its Senior Auction Rate Class A-3 Notes (the "Class A-3 Notes"), $54,300,000 of its Senior Auction Rate Class A-4 Notes (the "Class A-4 Notes") and $14,200,000 of its Subordinate LIBOR Rate Class B-2 Notes (the "Class B-2 Notes"). The Class A-1, Class A-2, Class A-3 and Class A-4 Notes are collectively referred to herein as the "Private Class A Notes," and the Class B-1 and Class B-2 Notes are collectively referred to herein as the "Private Class B Notes." The Prior Notes, the

Private Notes, the Offered Notes and any additional notes that may be issued in the future are referred to collectively herein as the "Notes." The Notes are and will be secured by the same pool of Eligible Loans to the extent described in the Indenture.

               TRUST ESTATE. The Notes are secured by a revolving pool of Eligible Loans and certain other property held for the benefit of the registered owners of the Notes (the "Trust Estate"). For a more detailed discussion of the Trust Estate, please see the captions entitled "SUMMARY OF THE OFFERING--Trust Estate" and "SECURITY AND SOURCES OF PAYMENT FOR THE NOTES" in the Company's Base Prospectus.

               SUBORDINATION OF VARIOUS CLASSES. The Offered Notes and the Prior Notes that are designated as Class B Notes (the "Class B Notes") and the Private Notes that have been designated as Private Class B Notes are subordinated in certain respects to the Offered Notes and the Prior Notes that are designated as Class A Notes and the Private Notes that have been designated as Private Class A Notes, and the Notes of any series that are designated as Class C Notes (the "Class C Notes") are subordinated in certain respects to the Offered Notes and the Prior Notes that are designated as Class A Notes and Class B Notes and the Private Notes that have been designated as Private Class A Notes and Private Class B Notes, as more fully described in the Base Prospectus. Currently there are no Class C Notes.

               NOTES ISSUED. The following table summarizes the various series and classes of Notes issued by the Company since its inception.


--------------------------------------------------------------------------------

                           NOTES ISSUED BY THE COMPANY

Series    Class     Date Issued         Maturity Dates Original Principal Amount

1996A     A-1       March 8, 1996         July 1, 2014           $ 48,300,000
1996A     A-2       March 8, 1996         July 1, 2014             48,300,000
1996A     B-1(*)    March 8, 1996         July 1, 2014             11,100,000
1996B     A-3       June 18, 1996         July 1, 2014             73,700,000
1996B     A-4       June 18, 1996         July 1, 2014             54,300,000
1996B     B-2(*)    June 18, 1996         July 1, 2014             14,200,000
1996C     A-5       October 31, 1996      July 1, 2005            225,000,000
1996C     A-6       October 31, 1996      July 1, 2014             75,500,000
1996C     B-3       October 31, 1996      July 1, 2025             15,600,000
1997A     B-4       March 20, 1997        July 1, 2030             30,800,000
                                                                   ----------
                                                                $ 596,800,000
------------
(*) These Notes were defeased with the proceeds of the Series 1997A Notes and as of March 20, 1997 are no longer deemed to be outstanding under the Indenture.
--------------------------------------------------------------------------------

               PURCHASE OF ELIGIBLE LOANS. The Company has purchased and expects to purchase Eligible Loans from Union Bank pursuant to the terms and conditions stated in student loan purchase agreements (such agreements, together with similar agreements entered into by other eligible lenders, each a "Student Loan Purchase Agreement"). The Company will only acquire Eligible Loans from Union Bank or from other eligible lenders as defined under the Higher Education Act ("Eligible Lenders" and, together with Union Bank, each, a "Seller" and collectively, the "Sellers"). Eligible Loans consist of federal loans originated pursuant to the Federal Family Education Loan Program (defined below).

               THE FEDERAL FAMILY EDUCATION LOAN PROGRAM. The Higher Education Act provides for a program of (a) direct federal insurance of student loans ("FISLP") and (b) reinsurance of student loans guaranteed or insured by a state agency or private non-profit corporation (collectively, "Federal Family Education Loans," with such program referred to herein as the "Federal Family Education Loan Program"). Several types of loans are currently authorized as Federal Family Education Loans pursuant to the Federal Family Education Loan Program. These include: (a) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Subsidized Federal Stafford Loans"); (b) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Federal Stafford Loans" and, collectively with Subsidized Federal Stafford Loans, "Federal Stafford Loans"); (c) supplemental loans to parents of dependent students ("Federal PLUS Loans"); and (d) loans to fund payment and consolidation of certain of the borrower's obligations ("Federal Consolidation Loans"). Prior to July 1, 1994, the Federal Family Education Loan Program also included a separate type of loan to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans ("Federal Supplemental Loans for Students" or "Federal SLS Loans"). For a more detailed discussion of the Federal Family Education Loan Program, please see the caption entitled "DESCRIPTION OF THE FEDERAL FAMILY EDUCATION LOAN PROGRAM" in the Company's Base Prospectus.

               GUARANTEE AGENCIES. Each Eligible Loan is guaranteed as to the payment of principal and interest by a state or private non-profit guarantor (each, a "Guarantee Agency"). Eligible Loans originated prior to October 1, 1993 are fully guaranteed as to the principal amount of such loans and accrued interest by the applicable Guarantee Agency. Eligible Loans originated on or after October 1, 1993 are guaranteed as to 98% of the principal amount of such loans and accrued interest by the applicable Guarantee Agency. Each of the Guarantee Agencies has a reinsurance contract with the Department of Education (the "Department"). The Department reimburses the Guarantee Agencies for claims paid by the Guarantee Agencies. The amount of such reinsurance payment is calculated annually and is subject to reduction based upon the annual claims rate of the Guarantee Agency to the Department. Regardless of the level of reinsurance that the applicable Guarantee Agency receives from the Department, the Trustee will continue to be entitled to reimbursement for the applicable guaranteed portion of an Eligible Loan (either 98% or 100%, as applicable) from such Guarantee Agency. The obligations of each of the Guarantee Agencies to the holders of Eligible Loans reinsured by the Department (the "Federal Loans"), such as the Trustee, are payable from the general funds available to such Guarantee Agency, including cash on deposit therewith, reimbursements received from the Department and reserve funds maintained by such Guarantee Agency as required by the Higher Education Act. The Higher Education Act provides that, subject to the provisions thereof including the proper origination and servicing of Eligible Loans, the full faith and credit of the United States is pledged to the reinsurance payments by the Department to the Guarantee Agencies. In addition, the Higher Education Act provides that if a Guarantee Agency is unable to meet its obligations to holders of Federal Loans, such as the Trustee, then the holders of Federal Loans may submit guarantee claims directly to the Department and the Department is required to pay to the holders the full insurance obligation of such Guarantee Agency until such time as the obligations are transferred by the Department to a new Guarantee Agency capable of meeting such obligations or until a qualified successor Guarantee Agency assumes such obligations. Certain delays in receiving reimbursement could occur if a Guarantee Agency fails to meet its obligations. In addition, failure to properly originate or service an Eligible Loan can cause an Eligible Loan to lose its guarantee. For a more detailed discussion of the Guarantee Agencies, please see the caption entitled "DESCRIPTION OF

THE FEDERAL FAMILY EDUCATION LOAN PROGRAM--Federal Insurance and Reimbursement of Guarantee Agencies" in the Company's Base Prospectus.

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

INFORMATION ON THE NOTES AND ELIGIBLE LOANS

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. The following unaudited information was reported to registered holders of the Notes on March 16, 1998 and represents figures as of the last business day of February 1998. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge. Undefined capitalized terms used in the Tables and narrative herein have the meanings set forth in the Company's Registration Statement.

               The principal balance of Eligible Loans as of February 28, 1998 was $509,345,400.99. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of February 28, 1998.

----------------------------------------------------------------

                           TABLE A
       OUTSTANDING AGGREGATE PRINCIPAL AMOUNT PER CLASS
                     (February 28, 1998)

          Class                   Principal outstanding*
          -----                   ---------------------
           A-1                            $48,300,000
           A-2                             48,300,000
           A-3                             73,700,000
           A-4                             54,300,000
           A-5                            225,000,000
           A-6                             75,500,000
           B-1                                     --
           B-2                                     --
           B-3                             15,600,000
           B-4                             30,800,000
-----------------
*       The principal amounts reflect the issuance of the
        Series 1997A Notes in the amount of $30,800,000, the
        proceeds of which were used to defease the Class B-1 Notes and Class B-2 Notes.
----------------------------------------------------------------


               Set forth in Table B below is the interest rate for the applicable Class of Notes, indicating whether such interest rate is calculated based on the Net Loan Rate or based on the applicable Auction Rate (for each Class of the Auction Rate Notes only), LIBOR Rate (for each class of the LIBOR Rate Notes only), or Treasury Rate (for each Class of the Treasury Rate Notes only), as the case may be, and specifying what each such interest would have been using the alternate basis for such calculation.

-------------------------------------------------------------------

                             TABLE B
               APPLICABLE INTEREST RATE PER CLASS
                         (February 1998)
            CLASS                      CALCULATION METHOD
                                          AUCTION RATE
             A-1                             5.5928%
             A-2                             5.6036%
             A-3                             5.6001%
             A-4                             5.5616%
             A-6                             5.5766%

                                         TREASURY RATE*
             A-5                             6.0689%

                                           LIBOR RATE*
             B-3                             6.1050%
             B-4                             5.9814%
--------------------
(*) Treasury Bill Rate based on average rate and LIBOR Rate based on the Smith Barney stated rate.
-------------------------------------------------------------------

               Set forth in Table C below is the number and principal amount of financed student loans as of the close of business on the last day of February 1998 that are (i) 30 to 60 days delinquent, (ii) 61 to 90 days delinquent, (iii) 91 to 120 days delinquent, (iv) more than 120 days delinquent and (v) for which claims have been filed with the appropriate Guarantee Agency and which are awaiting payment.

----------------------------------------------------------------

                           TABLE C
                      DELINQUENCY RATES
                     (February 28, 1998)

Delinquencies
30 - 60 Days                          $20,267,525
61 - 90 Days                          12,322,672
91 - 120 Days                         5,572,883
Greater than 120 Days                 5,941,820
Claims outstanding                    5,104,829
----------------------------------------------------------------

               Set forth in Table D below is the Program Equity in the Trust Estate and the outstanding principal amount of the Notes as of February 28, 1998.

----------------------------------------------------------------

                           TABLE D
                        PROGRAM EQUITY
                     (February 28, 1998)
ASSETS

Cash and Cash Equivalents                    $    8,523,353
Student Loan Receivable                         509,345,401
Debt Service Reserve                              7,693,031
Recycling Account                                36,938,765
                                            ---------------
               Total                            562,500,550

LIABILITIES
Series 1996 A-1                              $   48,300,000
Series 1996 A-2                                  48,300,000
Series 1996 A-3                                  73,700,000
Series 1996 A-4                                  54,300,000
Series 1996 A-5                                 225,000,000
Series 1996 A-6                                  75,500,000
Series 1996 B-3                                  15,600,000
Series 1997 B-4                                  30,800,000
                                              -------------
               Total                           $571,500,000

               Program Equity                  $(8,999,450)

               Parity Ratio                     98.4%

               Senior Parity Ratio             107.1%
----------------------------------------------------------------


CHARACTERISTICS OF ELIGIBLE LOANS.

               Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on February 28, 1998. Although the unaudited information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                             CHARACTERISTICS OF THE
                                 ELIGIBLE LOANS

--------------------------------------------------------------------------------

                                     TABLE E
                        COMPOSITION OF THE ELIGIBLE LOANS
                               (February 28, 1998)

Aggregate Outstanding Principal Balance.........................  $509,345,400
Number of Borrowers.............................................        67,916
Average Outstanding Principal Balance Per Borrower..............         7,500
Number of Loans.................................................       145,648
Average Outstanding Principal Balance Per Loan..................         3,497
Approximate Weighted Average Remaining Term (months) (does not
include school, grace, deferment or forbearance)................           102

Weighted Average Borrower Interest Rate.........................         8.09%
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                                     TABLE F
                 DISTRIBUTION OF THE ELIGIBLE LOANS BY LOAN TYPE
                               (February 28, 1998)


                                             Outstanding        Percent of Loans
                         Number of            Principal          by Outstanding
        Loan Types         Loans               Balance              Balance

Consolidated                    10,867          $144,884,157             28.45%
PLUS                               786             1,834,743               .36
SLS                                214               628,222               .12
Stafford-Subsidized            107,898           256,796,005             50.42
Stafford-Unsubsidized           25,883           105,202,273             20.65
                                ------           -----------             -----

    Total                      145,648         $509,345,400             100.00%
                               =======         =============            ======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     TABLE G
               DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                               (February 28, 1998)


                                         Outstanding       Percent of Loans
                         Number of          Principal         by Outstanding
  Interest Rate Range      Loans             Balance              Balance

Less than 7.50%              5,622          $41,243,522             8.10%
7.50% to 8.49%             131,523          390,989,274            76.76
8.50% to 9.49%               8,269           74,442,093            14.62
9.50% or greater               234            2,670,511              .52
                               ---            ---------              ---

    Total                  145,648         $509,345,400           100.00%
                           =======         ============           ======
-----------------------------------------------------------------------------



     -------------------------------------------------------------------

                                     TABLE H
               DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                               (February 28, 1998)


                                         Outstanding        Percent of Loans
                       Number of          Principal          by Outstanding
   School Type           Loans             Balance              Balance

2-Year                        10,506         $25,545,335            5.02%
4-Year                       123,312         433,370,460           85.08
Proprietary                    9,579          29,072,471            5.71
Consolidation                  2,251          21,357,134            4.19
                               -----          ----------            ----

    Total                    145,648        $509,345,400          100.00%
                             =======        ============          ======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     TABLE I
          DISTRIBUTION OF THE ELIGIBLE LOANS BY BORROWER PAYMENT STATUS
                               (February 28, 1998)


                                           Outstanding      Percent of Loans
                             Number of      Principal        by Outstanding
   Borrower Payment Status     Loans         Balance            Balance

Claim                              1,639       $5,104,829            1.00%
Deferment                         11,461       38,987,218            7.65
Grace                              5,823       23,461,782            4.61
School                            26,596      103,752,296           20.37
Repayment                        100,129      338,039,275           66.37
                                 -------      -----------           -----
    Total                        145,648     $509,345,400          100.00%
                                 =======     ============          ======
------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     TABLE J
                  GEOGRAPHIC DISTRIBUTION OF THE ELIGIBLE LOANS
                               (February 27, 1998)


                                            Outstanding         Percent of Loans
                         Number of           Principal           by Outstanding
    Location(1)          Borrowers            Balance                Balance

Alabama                    12,797             69,503,744                13.65%
Alaska                        119              1,201,670                 0.24
Arizona                     5,427             39,053,164                 7.67
Arkansas                      216              1,838,754                 0.36
California                  3,462             27,649,282                 5.43
Colorado                    3,031             29,223,726                 5.74
Connecticut                   116              1,041,163                 0.20
Delaware                       29                371,353                 0.07
District of Columbia          100                784,943                 0.15
Florida                     1,568             10,961,667                 2.15
Foreign Country               109              1,454,822                 0.29
Georgia                     1,486              9,675,301                 1.90
Guam                            4                 22,240                 0.00
Hawaii                        177              1,382,692                 0.27
Idaho                         131              1,110,738                 0.22
Illinois                    1,870             17,956,461                 3.53
Indiana                       379              3,720,728                 0.73
Iowa                       10,163             80,566,878                15.82
Kansas                      4,854             40,383,459                 7.93
Kentucky                      274              2,615,359                 0.51
Louisiana                     469              2,835,817                 0.56
Maine                          57                840,676                 0.17
Maryland                      314              2,303,177                 0.45
Massachusetts                 261              3,340,360                 0.66
Michigan                      620              6,356,677                 1.25
Military (Atlantic)             4                 19,302                 0.00
Military (Europe)              97                612,446                 0.12
Military (Pacific)             23                175,676                 0.03
Minnesota                   5,368             31,116,834                 6.11
Mississippi                   331              2,154,177                 0.42
Missouri                    1,171             10,246,089                 2.01
Montana                       121              1,088,611                 0.21
Nebraska                      567              4,326,410                 0.85
Nevada                      1,610              9,922,939                 1.95
New Hampshire                  55                482,990                 0.09
New Jersey                    260              2,804,191                 0.55
New Mexico                    535              4,005,771                 0.79
New York                      578              6,816,438                 1.34
North Carolina                478              3,874,985                 0.76
North Dakota                  215              1,322,861                 0.26
Ohio                          548              6,447,064                 1.27
Oklahoma                    1,451             10,346,457                 2.03
Oregon                        326              2,435,856                 0.48
Pennsylvania                  444              6,114,602                 1.20
Puerto Rico                    36                268,144                 0.05
Rhode Island                   37                361,167                 0.07
South Carolina                229              2,102,973                 0.41
South Dakota                  265              2,082,083                 0.41
Tennessee                     844              6,221,022                 1.22
Texas                       1,912             15,588,780                 3.06
Utah                          216              1,804,641                 0.35
Vermont                        22                401,904                 0.08
Virgin Islands                  5                  6,307                 0.00
Virginia                      493              3,918,121                 0.77
Washington                    573              5,178,168                 1.02
West Virginia                 127              1,373,237                 0.27
Wisconsin                     810              8,540,553                 1.68
Wyoming                       132                989,751                 0.19
                              ---                -------                 ----

Total                      67,916            509,345,400               100.00%
                           ======            ===========               =======

---------------
(1) Based on the permanent billing addresses of the borrowers of the Eligible Loans shown on the Servicer's records.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     TABLE K
           DISTRIBUTION OF THE ELIGIBLE LOANS BY DATE OF DISBURSEMENT
                               (February 28, 1998)


                                            Outstanding        Percent of Loans
    Disbursement         Number of           Principal          by Outstanding
        Date               Loans              Balance              Balance

Pre 10/01/93                 68,869           $146,414,547              28.75%
Post 10/01/93                76,779            362,930,853              71.25
                             ------            -----------              -----

  Total                     145,648           $509,345,400             100.00%
                            =======            ===========             ======
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                                     TABLE L
             DISTRIBUTION OF THE ELIGIBLE LOANS BY GUARANTEE AGENCY
                               (February 28, 1998)


                                                                    Percent
                                               Outstanding        of Loans by
                              Number of         Principal         Outstanding
     Guarantee Agencies(1)      Loans            Balance            Balance
     ------------------         -----            -------            -------
AELP                             8,244          $31,420,411           6.17%
ALAB                                26               41,694            .00
ICSAC                           42,929          136,619,298          26.82
KHEAA                           42,452           97,290,333          19.10
NORTHSTAR                        7,385           12,729,291           2.50
NSLP                            22,850          146,891,708          28.84
OGSLP                            3,003            8,181,859           1.61
USAF                            15,580           60,275,743          11.83
U.S. Dept. of Education            787              645,935            .13
COLO                             2,382           15,229,832           3.00
TGAI                                10               19,296            .00
                               -------          -----------         ------

  Total                        145,648         $509,345,400         100.00%
                               =======         ============         =======


(1) As defined herein and in the Company's Prospectus Supplement.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     TABLE M
        DISTRIBUTION OF THE ELIGIBLE LOANS BY RANGE OF PRINCIPAL BALANCE
                               (February 28, 1998)
                                                                      Percent
                                                Outstanding         of Loans by
                            Number of            Principal          Outstanding
Principal Balance Range     Borrowers             Balance             Balance

Less than $1,000              6,196              $2,664,014            0.52%
$1,000-$1,999                 7,639              11,445,077            2.25
$2,000-$2,999                10,294              26,024,245            5.11
$3,000-$3,999                 6,411              22,251,307            4.37
$4,000-$4,999                 4,799              21,503,249            4.22
$5,000-$5,999                 5,070              27,693,493            5.44
$6,000-$6,999                 3,984              25,705,195            5.05
$7,000-$7,999                 3,188              23,310,302            4.58
$8,000-$8,999                 2,752              23,314,090            4.58
$9,000-$9,999                 2,160              20,458,456            4.02
$10,000-$10,999               2,036              21,417,083            4.20
$11,000-$11,999               1,960              22,476,003            4.41
$12,000-$12,999               1,272              15,868,500            3.12
$13,000-$13,999               1,106              14,912,285            2.92
$14,000-$14,999               1,030              14,934,254            2.93
$15,000 or greater            8,089             214,367,847           42.28
                              -----             -----------           -----

  Total                      67,916           $ 509,345,400           100%
                             ======             ===========           ====
--------------------------------------------------------------------------------

COMPETITION

               The Company experiences competition from other private companies, non-profit companies, trusts and financial firms issuing debt securities the proceeds of which are used to purchase pools of student loans. Many of these entities have greater financial, technical, management and other resources than does the Company. The Company believes that key factors in its ability to compete will be its ability to purchase Eligible Loans and its ability to structure notes or other securities in a manner which will be competitive with securities offered by competitors.

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

YEAR 2000 COMPLIANCE.

               Although the Company does not itself rely significantly on computer programs, the Subservicer depends heavily on a computerized student loan servicing system. To the extent this system is incapable of appropriately interpreting the upcoming change in the century, some level of modification will be necessary to become "Year 2000 compliant." The Subservicer has informed the Company that it has completed major program changes to its student loan servicing mainframe system and has assured the Company that its system has been modified to process dates into the next century. Given the Subservicer's determination that its mainframe system is "Year 2000 compliant," the Company does not anticipate that "Year 2000" issues will have any material adverse impact on the Company's business, financial condition or results of operations. However, the Subservicer is continuing to evaluate and upgrade its operating system and all third party software/products and, to the extent these systems, software or products are not "Year 2000 compliant," there can be no assurance that potential systems interruptions would not have a material adverse effect on the business of the Company.

CHANGES IN LEGISLATION.

               On July 1, 1998, an amendment to the Higher Education Act will take effect that is expected to reduce the amount of interest payable on Eligible Loans originated after that date. Under the current formula for calculating Eligible Loan interest rates, lenders receive the bond-equivalent of the 3 month Treasury Bill plus 2.5% for in-school loans and 3.1% on loans in repayment. Loans are reset annually for borrowers, with an 8.25% cap on the borrower's rate. For Eligible Loans originated after July 1, 1998, lenders will receive the bond-equivalent yield of Treasury securities with a maturity comparable to that of Eligible Loans as established by the Secretary of Education, plus 1%. Several lenders have indicated that they will not continue to originate Eligible Loans once the new interest rate takes effect. Any reduction in the originations of Eligible Loans could have an adverse impact on the ability of the Company to purchase Eligible Loans in the future. There can be no assurance that the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder will not be amended or modified in the future in a matter that will adversely impact the programs described herein and the loans made thereunder, including the Eligible Loans, or the Guarantee Agencies.

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

               As of December 31, 1997, UFS was the only record holder of the Company's outstanding shares of common stock. The Company has not paid dividends to date and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of and for the period ended December 31, 1997, which was derived from the financial statements of the Company which have been audited by KPMG Peat Marwick LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.



                        UNION FINANCIAL SERVICES-1, INC.

                             SELECTED FINANCIAL DATA



-------------------------------------------------------------------------------------------------
                                                            Period Ended            Year Ended
STATEMENT OF INCOME DATA:                                   December 31,           December 31,
                                                              1996 (1)                 1997

Revenues:
        Loan interest.................................       $ 15,636,042            $42,757,006
        Investment interest...........................          1,373,140              2,268,878
        Other.........................................             17,449                195,084
                                                              -----------            -----------
               Total revenues.........................         17,026,631             45,220,968
                                                              -----------            -----------

Expenses:
        Interest on Notes.............................         11,987,255             32,782,396
        Loan Servicing (2)............................          2,255,564              4,917,318
        Financing fees to parent (2)..................          1,919,207                423,112
        Trustee and broker fees.......................            550,899                915,380
        Amortization of debt issuance costs...........            250,992                494,106
        Amortization of loan premiums.................            438,584              1,441,526
        Other general and administrative (2)..........            437,956              2,240,328
                                                             ------------            -----------
               Total expenses                                  17,840,457             43,214,166
               Income (loss) before income taxes......          (813,826)              2,006,802

Income tax expense (benefit) (2)......................            274,968                710,717
                                                             ------------            -----------
               Net income (loss) .....................     $    (538,858)            $ 1,296,085
                                                            =============             ==========
Per common share:
        Income (loss) from continuing operations......       $      (538.86)            $  1,296.09
        Net income (loss).............................       $      (538.86)            $  1,296.09
Shares used to compute per share amounts..............             1,000                   1,000

BALANCE SHEET DATA:
Cash and cash equivalents (2).........................       $ 65,402,585             39,542,382
Student loans receivable, including premiums (2)......        491,046,915            525,005,954
Total Assets..........................................        568,171,986            575,292,144
Notes payable (2).....................................        566,000,000            571,500,000
Total liabilities.....................................        568,709,844            574,533,917
Shareholders' equity (deficit)........................          (537,858)                758,227

(1)     The Company was incorporated on February 28, 1996. Accordingly, selected financial data for prior fiscal years is not available.
(2)     See ITEM 14 for the Company's audited financial statements and accompanying notes.
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO PERIOD ENDED DECEMBER 31, 1996

                REVENUES. Revenues for the year ended December 31, 1997 consisted primarily of interest on the Eligible Loans subject to the indebtedness of the Notes, which totaled $42,757,006, compared to $15,636,042 for the period ended December 31, 1996, an increase of 173%. The amount of interest reported for the year ended December 31, 1997 was derived from Eligible Loans in an aggregate principal amount of $525,005,954, compared to $491,046,915 as of December 31, 1996. The Company's average net investment in Eligible Loans during the year ended December 31, 1997 was approximately $509,142,849 (excluding funds held by the Trustee), compared to $235,985,000 for the period ended December 31, 1996, and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.40% for the year ended December 31, 1997, compared to 7.95% for the period ended December 31, 1996. The Company also received investment income and other income for the year ended December 31, 1997 in the amounts of $2,268,878 and $195,084, respectively, compared to $1,373,140 and $17,449, respectively, for the period ended December 31, 1996.

                EXPENSES. Expenses for the year ended December 31, 1997 consisted primarily of interest on the Company's outstanding Notes which totaled $32,782,396, compared to $11,987,255 for the period ended December 31, 1996, an increase of 173%. The amount of interest expense reported during the year ended December 31, 1997 depended primarily upon the amount of Notes outstanding during that year and the interest rates on such Notes. The Company's average debt outstanding was approximately $525,737,324 for the year ended December 31, 1997, compared to $213,533,000 for the period ended December 31, 1996, and the average annual cost of borrowings was approximately 6.24% for the year ended December 31, 1997, compared to approximately 5.61% for the period ended December 31, 1996. The Company also incurred loan servicing fees to Union Bank and financing fees to UFS in the amounts of $4,917,318 and $423,112, respectively, compared to $2,255,564 and $1,919,207, respectively, for the period ended December 31, 1996. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the year ended December 31, 1997 amounted to $915,380, $494,106 and $1,441,526, respectively, compared to $550,899, $250,992 and $438,584, respectively, for the period ended December 31, 1996. Other general and administrative expenses for the year ended December 31, 1997 amounted to $2,240,328, compared to $437,956 for the period ended December 31, 1996. Income tax expense for the year ended December 31, 1997 amounted to $710,717, compared to an income tax benefit in the amount of $274,968 for the period ended December 31, 1996, which resulted from the Company's net operating loss.

                For the year ended December 31, 1997, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

               Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. Withdrawals were made from the Reserve Fund in the Trust Estate during 1997 to cover shortages in the Revenue Fund caused by slow payment to the Company of interest due on the Company's Eligible Loans. The Reserve Fund is fully funded under the terms of the Indenture and the Company anticipates that it will require no additional funds to meet the obligation on its outstanding Notes.

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

IMPACT OF INFLATION

                For the year ended December 31, 1997, cost increases to the Company were not materially impacted by inflation.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The interest rates with respect to the Notes may fluctuate from one interest period to another in response to changes in benchmark rates or general market conditions. The Company can make no representation as to what such rates may be in the future. The interest rates on each series of Auction Rate Notes will be based generally on the outcome of each Auction of such series of Notes. The interest rates on each series of LIBOR Rate Notes and Treasury Rate Notes will based generally on the LIBOR Rate or Treasury Rate then in effect for the applicable interest rate period. The Eligible Loans, however, generally bear interest at an effective rate (taking into account any Special Allowance Payments, the "Loan Rates") equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills for each quarter (the "91-day Treasury Bill Rate") (or, in certain circumstances, 52-week Treasury bills) plus margins specified for such Eligible Loans. As a result of differences between the indices used to determine the Loan Rates and the interest rates on the Notes, there could be periods of time when the Loan Rates are inadequate to cover the interest on the Notes and the expenses required to be paid under the Indenture. Additionally, in a period of rapidly rising interest rates, the Loan Rate may not increase as quickly as the variable interest rates with respect to the Notes. If there is a decline in the Loan Rates, the amount of funds representing interest deposited into the Trust Estate may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be funded out of such funds (such as certain administrative expenses). In addition, proceeds of and revenues relating to the Notes in the Reserve Fund and in other accounts created under the Indenture will be used to acquire investment agreements that pay interest at fluctuating rates. Although the Company will structure such investment agreements to minimize such risk, there can be no assurance that the interest rates on such investment agreements will keep pace with the fluctuating interest rates on the Notes.

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

               The accounting firm of KPMG Peat Marwick LLP was engaged to perform the annual audit of the Company for the year ended December 31, 1997.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:


                                                                      Principal           Officers and
                       Other                                         Occupation         Directors Term
Name of Director    Offices Held     Age        Address             or Affiliation          From To*
----------------    ------------     ---        -------             --------------          ------

Michael S.            Chairman       34   4732 Calvert Street         Executive Vice     February    Present
Dunlap                                    Lincoln, Nebraska 68506     President of       1996
                                                                      Union Bank and
                                                                      Trust Company

Stephen F.           President       45   6991 East Camelback         President of       February    Present
Butterfield                               Road, Suite B290            Union Financial    1996
                                          Scottsdale, AZ 85251        Services, Inc.

Ronald W. Page     Vice President,   49   3015 S. Parker Road         Senior Vice        February    Present
                   Treasurer and          Aurora, CO  80014           President of       1996
                     Secretary                                        Union Financial
                                                                      Services, Inc.

Ross Wilcox              --          55   4732 Calvert Street         Chief Executive    February    Present
                                          Lincoln, Nebraska 68506     Officer of Union   1996
                                                                      Bank and Trust
                                                                      Company

Dr. Paul R. Hoff         --          63   Hernia Hill, Rural Route 1  Retired Physician  February    Present
                                          Seward, Nebraska  68434                     1996

-------------
(*)     Each director holds office until the next annual meeting of shareholders following his or her election  until such  director's  successors  shall have been elected and  qualified.  The Company's  next annual meeting is scheduled for March 31, 1998.

EXECUTIVE MANAGEMENT

         The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

         MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As the Chairman of the Board of Directors, Mr. Dunlap is responsible for the executive direction of the Company. Mr. Dunlap is also Executive Vice President of Union Bank and Trust Company, and President of Farmers & Merchants Investment Inc. He has been an employee of Union Bank and Trust Company for approximately 15 years. Mr. Dunlap is also a director of Stratus Fund, Inc., Comprehensive Assistance in Student Lending Corporation, Union Bank and Trust Company, Union Financial Services, Inc., UNIPAC and various other organizations. Mr. Dunlap received a Bachelor of Science degree in finance and accounting and a Juris Doctor degree from the University of Nebraska.

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

         ROSS WILCOX, DIRECTOR. Mr. Wilcox is the Chief Executive Officer of Union Bank and Trust Company and has been employed or affiliated with Union Bank and Trust Company for over 30 years. Mr. Wilcox is the Chairman of the Board for Mills County State Bank and is on the Board of Directors for UNIPAC, Southeast Lincoln Insurance Agency and the Lincoln Chamber of Commerce.

         DR. R. PAUL HOFF, DIRECTOR. Dr. Hoff is a medical doctor who practiced as a family physician in Seward, Nebraska for approximately 30 years, until his retirement three years ago. Dr. Hoff also serves as member of the Board of Directors of Packers Service Group, Inc. Dr. Hoff has been involved in a number of business enterprises over the years and currently owns and operates a retail antique store in Ennis, Montana.

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 1997

               The Company has not issued any options.

LONG-TERM INCENTIVE PLAN -- AWARDS IN 1997

               The Company has no long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE IN 1997

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

BOARD MEETINGS

               During fiscal year 1997, the Board held regular meetings on March 11th and May 3rd. All directors, with the exception of Stephen F. Butterfield, attended the March 11th meeting. All directors, with the exception of Ross Wilcox, attended the May 3rd meeting.

COMMITTEES OF THE BOARD

               The Board of Directors has not established an Audit Committee or a Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               As of March 16, 1998, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by UFS. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

CHANGES IN CONTROL.

               The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               ADMINISTRATIVE SERVICES AGREEMENT. The Company and UFS, the Company's parent corporation, entered into an Administrative Services Agreement (the "Agreement") dated as of August 1, 1996. Under the Agreement, UFS provides, through its officers and employees, the following services to the Company: (i) to assist the Company in developing and implementing financing transactions to enable the Company to purchase loans made to borrowers under the Federal Family Education Loan Program (the "Loans"); (ii) to monitor, and to the extent required, direct the Servicer in connection with its servicing of the Loans;
(iii) to respond to inquiries and requests made by borrowers, educational institutions, Guarantee Agencies, the Trustee, and other parties with respect to the Loans and respond to requests by the Company's independent auditors for information concerning the Company's financial affairs; (iv) to maintain financial records concerning the Loans and, if furnished adequate information with respect to financial affairs not related to the Loans, prepare and maintain a general ledger and financial statements for the Company; (v) to furnish or cause to be furnished to the Company or the Trustee copies of reports received with respect to the Loans, and prepare such additional  reports  with respect to the Loans as the Company or the Trustee may reasonably request from time to time; (vi) to prepare for and furnish to the Company estimates of Maintenance and Operating Expenses (as defined in the Indenture) and such statistical reports and cash flow projections as may be required under the Indenture or requested by the Company; and (vii) to provide such other services with respect to administration of its program as the Company may reasonably request. The Agreement expires upon the stated maturity of the Notes. Pursuant to the Agreement, the Company paid UFS approximately $423,000 and $1,919,000, in 1997 and 1996, respectively, as compensation for services provided by UFS in connection with issuance of Notes. The Company also pays to UFS on the first day of each calendar month an amount equal to 0.015% of the average outstanding balance of the Loans during the preceding month. The obligation of the Company to pay fees under the Agreement is a limited obligation to be satisfied solely from distributions made by the Trustee to the Company under the terms of the Indenture. Although the Company is obligated to pay to UFS the full amount of all accrued fees, such payments are made exclusively from amounts deposited in the Operating Fund for payment of the Company's Maintenance and Operating Expenses (as defined in the Indenture). If the Company does not have funds on hand to cover the full amount of the fees due under the Agreement, then payment of the unpaid balance is deferred until there are sufficient funds available from such sources to satisfy part, or all, of the outstanding debt. The fee payable to UFS under the Agreement may be revised on January 1, 1999, and on each January 1 thereafter during the term of the Agreement. To alter the fee, UFS must provide written notice of the proposed new fee to the Company ninety (90) days prior to the next January 1. If UFS and the Company cannot reach an agreement within sixty (60) days of the receipt of the notice, either party may terminate the Agreement upon thirty (30) day's written notice to the other party. The Company paid UFS approximately $911,000 and $216,000 in 1997 and 1996, respectively as compensation for services provided by UFS in connection with the service agreement. The administrative Services Agreement has been filed as an Exhibit to this Form 10-K.

               SERVICING AGREEMENT. The Company and Union Bank entered into an Amended and Restated Servicing Agreement (the "Servicing Agreement") dated as of June 15, 1996. Under the Servicing Agreement, Union Bank services the Eligible Loans. Although certain officers and directors of the Company are also officers and directors of Union Bank, which owns 80.5% of UNIPAC, the Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangement) are comparable to those offered by or available to unrelated parties. The servicing fee to Union Bank is calculated using an annual asset-based charge of 1.25 percent of the student loan principal balance, calculated monthly. The Servicing Agreement has been filed as an Exhibit to this Form 10-K.

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


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

               The financial statements and financial statement information required by this Item are included in this report commencing on page F-1. The Report of Independent Public Accountants appears on page F-1 of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

EXHIBITS

               All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to the Company's Registration Statement declared effective in October 1997. Such exhibits have been filed with the Commission pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 12b-23 of the Securities Exchange Act of 1934.

        The following is a complete list of exhibits filed as part of the Company's Registration Statement and this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.




Exhibit No.                    Description                             Location

   3.1   Articles of Incorporation of the Company                            *

   3.2   Bylaws of the Company                                               *

   4.1   Form of Second Amended and Restated Indenture                       **

   4.2   Form of Supplemental Indenture                                      **

  10.1   Administrative Services Agreement, dated as of August 1, 1996,      **
         by and between Union Financial Services, Inc. and the Company

  10.1.1 Amendment to Administrative Services Agreement, dated as of         **
         November 1, 1996, by and between Union Financial Services,
         Inc. and the Company

  10.2   Amended and Restated Servicing Agreement, dated as of June 19,      **
         1996, by and between Union Bank and Trust Company and the Company

  24.1   Consent of KPMG Peat Marwick LLP, Independent Auditors              **

  27.1   Financial Data Schedule                                            ***

  99.1   Loan Sale and Commitment Agreement, dated as of March 1, 1996, by   **
         and between Union Bank and Trust Company and the Company

  99.2   Loan Sale and Commitment Agreement, dated as of June 19, 1996, by   **
         and between Union Bank and Trust Company and the Company

  99.3   Loan Sale and Commitment Agreement, dated as of November 1, 1996,   **
         by and between Union Bank and Trust Company and the Company

  99.4 Risk Factors and Glossary Terms sections of the Company's Registration * Statement filed in October 1997 (Exhibit 99.4 to Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996).

--------------------
* Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

** Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-28551).

***     Filed herewith.

REPORTS ON FORM 8-K

               The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                          INDEX TO FINANCIAL STATEMENTS





FINANCIAL STATEMENTS OF UNION FINANCIAL SERVICES-1, INC.

Report of Independent Auditors..........................................    F-1

Balance Sheets as of December 31, 1997 and 1996..........................    F-2

Statements of Operations for the year ended December 31, 1997 and for the period from inception (February 28, 1996)
to December 31, 1996....................................................    F-3

Statements of Stockholders' Equity (Deficit) for the year
ended December 31, 1997 and for the period from inception
(February 28, 1996) to December 31, 1996................................    F-4

Statements of Cash Flows for the year ended December 31, 1997 and for the period from inception (February 28, 1996)
to December 31, 1996....................................................    F-5

Notes to Financial Statements...........................................    F-6

                       UNION FINANCIAL SERVICES - 1, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

  The Board of Directors
  Union Financial Services - 1, Inc.:


  We have audited the accompanying balance sheets of Union Financial Services - 1, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Financial Services - 1, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





  February 20, 1998
  Lincoln, Nebraska

       UNION FINANCIAL SERVICES - 1, INC.

Balance Sheets

December 31, 1997 and 1996

--------------------------------------------------------------------------------

                              ASSETS                      1997            1996
--------------------------------------------------------------------------------

Cash and cash equivalents (note 2)                  $ 39,542,382      65,402,585
Student loans receivable, including net
   premiums (notes 3, 7 and 8)                       525,005,954     491,046,915
Accrued interest receivable (note 3)                   7,735,292       8,250,825
Debt issuance cost, net of amortization of
   $715,252 in 1997 and $250,992 in 1996 (note 4)      2,997,516       3,182,805
Deferred tax asset (note 5)                                -             274,968
Other assets                                              11,000          13,888
--------------------------------------------------------------------------------

Total assets                                        $575,292,144     568,171,986
--------------------------------------------------------------------------------

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

Liabilities:
   Notes payable (note 4)                           $571,500,000     566,000,000
   Accrued interest payable                            1,607,350       1,493,141
   Income taxes payable                                  436,748           -
   Other liabilities (note 10)                           989,819       1,216,703
--------------------------------------------------------------------------------

Total liabilities                                    574,533,917     568,709,844
--------------------------------------------------------------------------------

Stockholders' equity (deficit):
   Common stock, no par value.
     Authorized 1,000 shares;
     issued 1,000 shares                                   1,000           1,000
   Retained earnings (deficit)                          757,227        (538,858)
--------------------------------------------------------------------------------

Total stockholders' equity (deficit)                    758,227        (537,858)

Commitments and contingencies (notes 7, 8 and 9)
--------------------------------------------------------------------------------

Total liabilities and stockholders'
     equity (deficit)                               $575,292,144     568,171,986
--------------------------------------------------------------------------------


See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

Statements of Operations

Years ended December 31, 1997 and 1996

-------------------------------------------------------------------------------

                                                          1997          1996
-------------------------------------------------------------------------------

Revenues:
   Loan interest                                      $ 42,757,006    15,636,042
   Investment interest                                   2,268,878     1,373,140
   Other                                                   195,084        17,449
-------------------------------------------------------------------------------

Total revenues                                          45,220,968    17,026,631
-------------------------------------------------------------------------------

Expenses:
   Interest on notes                                    32,782,396    11,987,255
   Loan servicing (note 10)                              4,917,318     2,255,564
   Financing fees to parent (note 10)                      423,112     1,919,207
   Trustee and broker fees                                 915,380       550,899
   Amortization of debt issuance costs                     494,106       250,992
   Amortization of loan premiums                         1,441,526       438,584
   Other general and administrative (note 10)            2,240,328       437,956
-------------------------------------------------------------------------------

Total expenses                                          43,214,166    17,840,457
-------------------------------------------------------------------------------

Income (loss) before income taxes                       2,006,802      (813,826)

Income tax expense (benefit) (note 5)                     710,717      (274,968)
--------------------------------------------------------------------------------

Net income (loss)                                     $ 1,296,085      (538,858)
--------------------------------------------------------------------------------

Basic and diluted net income (loss) per common share   $  1,296.09      (538.86)
--------------------------------------------------------------------------------


See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

Statements of Stockholders' Equity (Deficit)

Years ended December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                     Total
                                                   Retained       stockholders'
                                      Common       earnings          equity
                                      stock        (deficit)       (deficit)
--------------------------------------------------------------------------------

Balance at inception
   (February 28, 1996)              $     -            -                -

Issuance of common stock                1,000          -                1,000

Net loss                                  -         (538,858)        (538,858)
-------------------------------------------------------------------------------

Balance at December 31, 1996            1,000       (538,858)        (537,858)

Net income                                -        1,296,085        1,296,085
--------------------------------------------------------------------------------

Balance at December 31, 1997        $   1,000        757,227          758,227
--------------------------------------------------------------------------------


See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

Statements of Cash Flows

Years ended December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                         1997            1996
--------------------------------------------------------------------------------

Net income (loss)                                    $  1,296,085      (538,858)
Adjustments to reconcile net income (loss to net
   cash provided by (used in) operating activities:
   Amortization                                       1,935,632         689,576
   Deferred tax expense (benefit)                       274,968        (274,968)
   (Increase) decrease in accrued interest receivable   515,533      (8,250,825)
   (Increase) decrease in other assets                    2,888         (13,888)
   Increase in accrued interest payable                 114,209       1,493,141
   (Decrease) increase in other liabilities            (226,884)      1,216,703
   Increase in income taxes payable                     436,748           -
--------------------------------------------------------------------------------

Net cash provided by (used in) operating activities   4,349,179      (5,679,119)
--------------------------------------------------------------------------------

Cash flows used in investing activities:
   Purchase of student loans, including premiums   (101,061,642)   (515,058,073)
   Proceeds from sale of student loans                6,139,464           -
   Net proceeds from student loan principal payments
     and loan consolidations                         59,491,767      23,572,574
--------------------------------------------------------------------------------

Net cash used in investing activities               (35,430,411)   (491,485,499)
--------------------------------------------------------------------------------

Cash flows provided by financing activities:
   Proceeds from issuance of common stock                  -               1,000
   Proceeds from issuance of notes payable            30,800,000     566,000,000
   Payment for debt issuance costs                     (278,971)     (3,433,797)
   Payment to defease notes payable                 (25,300,000)          -
--------------------------------------------------------------------------------

Net cash provided by financing activities              5,221,029     562,567,203
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents (25,860,203)     65,402,585

Cash and cash equivalents, beginning of year          65,402,585           -
--------------------------------------------------------------------------------

Cash and cash equivalents, end of year              $ 39,542,382      65,402,585
--------------------------------------------------------------------------------

Supplemental disclosures:
   Interest paid                                    $ 32,668,187      10,494,114
--------------------------------------------------------------------------------


See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.

Notes to Financial Statements

December 31, 1997 and 1996

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

       The notes payable outstanding are payable primarily from interest and principal payments on the student loans receivable as specified in the bond offering statements.

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

       In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial statements.

           INTEREST ON STUDENT LOANS

       Interest on student loans is accrued when earned and is either paid by the Department of Education or the borrower depending on the status of the loan at the time of accrual. In addition, the Department of Education makes quarterly interest subsidy payments on certain qualified Title IV loans until the student is required under the provisions of the Act to begin repayment. Repayment on guaranteed student loans normally begins within six months after completion of their course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within sixty days from the date of loan disbursement and repayment of SLS loans begins within one month after completion of course study, leaving school or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

           CASH EQUIVALENTS

       Cash equivalents consist of marketable short-term investment trust and lockbox receivables in transit. For purposes of the statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

           INCOME TAXES

       The Company and its parent will file a consolidated federal tax return. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Income tax payments are made by the Company to its parent as if the Company were a separate tax paying entity.

           INCOME (LOSS) PER COMMON SHARE

       The Company adopted SFAS No. 128, EARNINGS PER SHARE, effective December 31, 1997, which specifies the computation, presentation, and disclosure requirements for earnings per share. Basic income (loss) per common share was computed by dividing the net income (loss) by the weighted-average common shares outstanding, which was 1,000 shares in 1997 and 1996. As the Company has no stock option program, the diluted income (loss) per common share are the same as the basic income (loss) per common share in 1997 and 1996.

           USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


 (2)   CASH AND CASH EQUIVALENTS

       The Company's cash and cash equivalents at December 31, 1997 and 1996 are held by the trustee in various accounts subject to use restrictions as shown on the following page.

                                                            1997        1996
--------------------------------------------------------------------------------

       LOAN ACCOUNT FUND - Established for the
           purpose of purchasing eligible student
           loans with proceeds of the borrowing       $        -      38,459,716
       RECYCLING ACCOUNT FUND - Established to
           maintain excess funds for future
           operating needs, if necessary, and
           purchases of eligible student loans         27,723,005     14,843,885
       RESERVE FUND - Established to cure any
           deficiencies in the debt service
           requirements                                 7,706,756     11,373,233
       COST OF ISSUANCE FUND - Established to
           pay administrative and issuance costs
           incurred with the issuance of Company debt          -         253,880
       REVENUE FUND - Established for the receipt of
           interest payments on eligible student loans
           and investment securities and to paY fees
           and expenses incurred under the indenture     150,768        (13,249)
       INTEREST FUND - Established for the payment
           of debt service interest requirements              -              -
       RESTRICTED CASH 97A ESCROW - Excess funds
           required for potential interest payments
           on defeased debt (see note 4)               3,320,995             -
       Operating cash and cash equivalents               640,858        485,120
--------------------------------------------------------------------------------

       Total cash and cash equivalents              $ 39,542,382     65,402,585
--------------------------------------------------------------------------------


 (3)   STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

       Student  loans  are  recorded  at  cost,  which  includes  premiums,  and approximates market value. Guaranteed loans may be made under this program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to twenty years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U. S. Treasury bill rate, and currently range from 7% to 10% dependent upon type, terms of loan agreements and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

       Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Should loans lose their guaranteed status and recourse provisions prove unenforceable, the unguaranteed portion has been reserved in a trustee account (Reserve Fund). Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 60% of the student loans) are insured up to 98%.

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

       The  following  tables  summarize  outstanding  notes payable at December 31, 1997 and 1996 by issue:
-----------------------------------------------------------------------------------------------------

                                                             Final        Carrying       Interest
                          1997                             maturity        amount          range
-----------------------------------------------------------------------------------------------------

       1996A Senior Auction Rate Notes, Class A-1 and A-2    7/01/14   $ 96,600,000   5.19% - 6.20%
       1996B Senior Auction Rate Notes, Class A-3 and A-4    7/01/14    128,000,000   5.34% - 5.91%
       1996C Senior Treasury Rate Notes, Class A-5           7/01/05    225,000,000   5.45% - 5.73%
       1996C Senior Auction Rate Notes, Class A-6            7/01/14     75,500,000   5.32% - 6.05%
       1996C Subordinate LIBOR Rate Notes, Class B-3         7/01/25     15,600,000   5.86% - 5.92%
-----------------------------------------------------------------------------------------------------
       1997A Subordinate LIBOR Rate Notes, Class B-4         7/01/30     30,800,000   5.95% - 6.14%
-----------------------------------------------------------------------------------------------------

                                                                       $571,500,000
-----------------------------------------------------------------------------------------------------

                          1996
-----------------------------------------------------------------------------------------------------

       1996A Senior Auction Rate Notes, Class A-1 and A-2    7/01/14   $ 96,600,000   5.19% - 6.20%
       1996A Subordinate LIBOR Rate Notes, Class B           7/01/14     11,100,000   6.13% - 6.25%
       1996B Senior Auction Rate Notes, Class A-3 and A-4    7/01/14    128,000,000   5.34% - 5.91%
       1996B Subordinate LIBOR Rate Notes, Class B-2         7/01/14     14,200,000   6.12% - 6.24%
       1996C Senior Treasury Rate Notes, Class A-5           7/01/05    225,000,000   5.45% - 5.73%
       1996C Senior Auction Rate Notes, Class A-6            7/01/14     75,500,000   5.32% - 6.05%
       1996C Subordinate LIBOR Rate Notes, Class B-3         7/01/25     15,600,000   5.86% - 5.92%
-----------------------------------------------------------------------------------------------------

                                                                       $566,000,000
-----------------------------------------------------------------------------------------------------

       Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty.

       The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 1997.

       On March 20, 1997, the Company issued $30.8 million of Taxable Student Loan Asset-Backed Notes, Series 1997A, due July 1, 2030. The proceeds were deposited in an escrow fund to provide for the defeasance of the $11.1 million of the Series 1996A Class B Subordinate Notes and $14.2 million of the Series 1996B Class B-2 Subordinate Notes, respectively, in May 1999. As a result of the transaction, the Company recognized an accounting loss of approximately $145,000 on the defeasance in 1997.

       The Company has an existing shelf registration allowing it to issue up to $700 million in debt securities. In October 1997, the Company's shelf registration statement for an additional $500 million of debt securities was declared effective.

 (5)   INCOME TAXES

       Components of income tax expense (benefit) in 1997 and 1996 are as follows:

-------------------------------------------------------------------------------

                                                               1997      1996
-------------------------------------------------------------------------------

       Current:
           Federal                                        $  395,099     -
           State                                              40,650     -
-------------------------------------------------------------------------------

                                                             435,749     -
-------------------------------------------------------------------------------

       Deferred:
           Federal                                           256,693  (256,693)
           State                                              18,275   (18,275)
-------------------------------------------------------------------------------

                                                             274,968  (274,968)
-------------------------------------------------------------------------------

                                                          $  710,717  (274,968)
-------------------------------------------------------------------------------

       The actual income tax expense (benefit) differs from the "expected" income tax expense, computed by applying the federal statutory corporate tax rates to income (loss) before income taxes for 1997 and 1996 as shown below:

-------------------------------------------------------------------------------

                                                               1997      1996
-------------------------------------------------------------------------------

       Computed "expected" income tax expense (benefit) $ 682,313 (276,701) Increase (decrease) in income taxes resulting from:
           State taxes, net of federal income tax benefit     26,829   (12,062)
           Other                                               1,575    13,795
-------------------------------------------------------------------------------

                                                          $  710,717  (274,968)
-------------------------------------------------------------------------------

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

       The Company's deferred tax assets at December 31, 1996 resulted primarily from the future tax benefit of the net operating loss for the year then ended. There were no deferred tax assets or liabilities at December 31, 1997.

 (6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value estimates, methods and assumptions are set forth below:

       O  ACCRUED INTEREST RECEIVABLE/PAYABLE, OTHER ASSETS AND ACCOUNTS PAYABLE
          - The carrying value of certain asset and liability accounts including accrued interest receivable, other assets, accrued interest payable and other liabilities approximate fair value due to their short maturities.

       O STUDENT LOANS - The fair value of net student loans approximates carrying value. Premiums paid for student loans purchased which have a higher than market rate of interest would typically range from 1% to 3%, depending on the type of loan, balance, payment status, stated interest rate and other various factors.

       O NOTES PAYABLE - The fair value of the notes payable approximates carrying value due to the nature of the financing arrangement. The terms of the arrangement specify that the outstanding debt is callable at par at specified interest payment dates.


 (7)   GUARANTEE AGENCIES

       As of December 31, 1997 and 1996, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc. and Kentucky Higher Education Assistance Authority were the primary guarantors, guaranteeing approximately 75% and 81%, respectively, of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1992, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.


 (8)   RECENT STUDENT LOAN LEGISLATION

       Legislative changes to the Act affecting competition, loan asset characteristics, debt structure provisions and regulatory compliance may from time to time affect the operations of the Company. The Act will expire in September 1998. In the months before such laws are reauthorized, Congress will conduct detailed studies of their programs to determine if the program should continue and whether adjustments to the program are needed.

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


 (9)   PURCHASE COMMITMENTS

       The Company has entered into a put option agreement with Union Bank and Trust Company (UB&T) to purchase up to $3 million of eligible student loans at 101% of the principal amount. These eligible loans may consist of loans owned by UB&T in its individual capacity or in its capacity as trustee of certain grantor trusts in its trust department. No amounts were purchased under this agreement in 1997 and 1996.

(10)   RELATED PARTIES

       Certain owners and directors of the Company are also officers and directors of UB&T which owns 80.5% of UNIPAC Service Corporation (UNIPAC). All loans currently held were purchased from UB&T.

       Under the terms of an agreement, the Company contracts all loan servicing through UB&T. UNIPAC has been contracted as the sub-servicer by UB&T. Fees paid to UB&T are calculated using an annual asset-based charge ranging from .60% to 1.25% of the student loan principal balance, calculated monthly. At December 31, 1997 and 1996, $867,066 and $1,011,488, respectively, was payable to UB&T for loan servicing and is included in other liabilities.

       The Company incurred fees to its parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015% of the average outstanding loan balance to be paid monthly. These fees amounted to approximately $911,000 and $216,000 in 1997 and 1996, respectively. In 1997 and 1996, the Company also paid approximately $423,000 and $1,919,000, respectively, to its parent for services provided in connection with the Company's debt financing transactions.

                                   SIGNATURES
               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNION FINANCIAL SERVICES-1, INC.



                               By: /s/ MICHAEL S. DUNLAP
                                -------------------------
                               Michael S. Dunlap, Chairman of the Board
                               (Principal Executive Officer)



                               By: /s/ RONALD W. PAGE
                               -----------------------
                               Ronald W. Page, Vice President (Principal
                               Financial and Accounting Officer)


                             Date: March 30, 1998

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                  Title                          Date

By:  /s/ MICHAEL S. DUNLAP         Chairman of the Board          March 30, 1998
     ---------------------
     Michael S. Dunlap             (Principal Executive Officer)

By:  /s/ STEPHEN F. BUTTERFIELD    President and Director         March 30, 1998
     --------------------------
     Stephen F. Butterfield

By:  /s/ RONALD W. PAGE            Vice-President, Secretary,     March 30, 1998
     ------------------
     Ronald W. Page                Treasurer and Director
                                   (Principal Financial and
                                   Accounting Officer)

By:  /s/ ROSS WILCOX               Director                       March 30, 1998
     ---------------
     Ross Wilcox

By:  /s/ DR. PAUL HOFF             Director                       March 30, 1998
     -----------------
     Dr. Paul Hoff