Form 10-Q
period 1998-03-31
UNION FINANCIAL SERVICES I INC
filed 1998-05-15
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________________________________

Commission file number__________333-08929________

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


 -------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

      Class of Stock                                     Amount Outstanding
Common Stock, No par value                         1,000 Shares of Common Stock
                                                        as of May 1, 1998

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                      Page No.

PART I. - FINANCIAL INFORMATION

        Item 1.Financial Statements

             Balance Sheets as of March 31, 1998 and
               December 31, 1997..............................................5
             Statements of Operations for the three months ended
               March 31, 1998 and 1997........................................6
             Statements of Stockholder's Equity for the three
               months ended March 31, 1998 and for the year
               ended December 31, 1997........................................7
             Statements of Cash Flows for the three months ended
               March 31, 1998 and 1997........................................8
             Note to Financial Statements.....................................9


        Item 2.Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.................................................. ... 16


PART II. - OTHER INFORMATION

        Item 1.Legal Proceedings............................................. 20
        Item 2. Changes in Securities.........................................20
        Item 3. Defaults upon Senior Securities.............................. 20
        Item 4.Submission of Matters to a Vote
                      of Security Holders.................................... 20
        Item 5. Other Information............................................ 20
        Item 6. Exhibits and Reports on Form 8-K............................. 20

UNION FINANCIAL SERVICES-1, INC.
BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997



                             ASSETS                   MARCH 31,     DECEMBER 31,
                                                         1998           1997
                                                     (Unaudited)
                                                     -----------     ----------
Cash and cash equivalents                            $ 18,141,647    $39,542,382

Student loans receivable including
net premiums, net of allowance for
loan losses                                           544,994,652    525,005,954

Accrued interest receivable                             8,552,799      7,735,292

Debt issuance cost, net of accumulated amortization     2,873,129      2,997,516

Other assets                                               13,990         11,000
                                                     ------------   ------------
        Total assets                                 $574,576,217   $575,292,144
                                                     ============   ============


              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                $571,500,000   $571,500,000

        Accrued interest payable                        1,617,897      1,607,350

        Income taxes payable                               43,319        989,819

        Other liabilities                                 581,412        436,748
                                                     ------------   ------------
               Total liabilities                     $573,742,628   $574,533,917
                                                     ============   ============



Stockholder's equity:

        Common stock, no par value.
        Authorized 1,000 shares; issued
        1,000 shares                                 $      1,000   $      1,000

        Retained earnings                                 832,589        757,227
                                                       ----------    -----------

               Total stockholder's equity                 833,589        758,227
                                                       -----------   -----------

               Total liabilities and
                 stockholder's equity                $574,576,217   $575,292,144
                                                     ============   ============

        See accompanying note to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)

                                                       1998             1997
                                                       ----             ----
Revenues:
        Loan interest                                $10,722,682    $ 10,406,068
        Investment interest                              359,177         703,623
        Other                                             11,227          15,153
                                                     -----------    ------------
        Total revenues                               $11,093,086    $ 11,124,844
                                                     ===========    ============

Expenses:
        Interest on notes                            $ 8,257,636     $ 8,062,424
        Loan servicing                                 1,324,182       1,076,761
        Financing fees to parent                         231,212         338,619
        Trustee and broker fees                          227,133         219,421
        Amortization of debt issuance costs              124,387         121,900
        Amortization of loan premiums                    376,826         290,288
        Other general and administrative                 433,030         405,368
                                                     -----------     -----------
               Total expenses                        $10,974,406     $10,514,781
                                                     ===========     ===========

               Income before income taxes                118,680         610,063

        Income tax expense                                43,318         207,422
                                                         -------     -----------

Net income                                               $75,362     $   402,641
                                                         =======     ===========

Basic and diluted net income per common share             $75.36         $402.64
                                                          ======         =======

See accompanying note to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)


                                                                     TOTAL
                                                      RETAINED     STOCKHOLDER'S
                                          COMMON      EARNINGS        EQUITY
                                           STOCK     (DEFICIT)      (DEFICIT)

Balances at December 31, 1997              $1,000     $757,227      $758,227

Net income, three months ended March 31,
1998 (Unaudited)                            --          75,362        75,362
                                           ------      -------       -------

Balance at March 31, 1998 (Unaudited)      $1,000     $832,589      $833,589
                                           ======     ========      ========


See accompanying note to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)

                                                          1998           1997
                                                          ----            ----
Net Income                                              $  75,362     $  402,641

Adjustments  to reconcile net income
 to net cash provided by (used in)
 operating activities:
Amortization                                              501,213        382,341
Deferred tax expense                                           --        207,422
(Increase) decrease in accrued interest receivable      (817,506)        947,801
(Increase) decrease in other assets                       (2,990)          5,449
Provision for loan losses, net of charge offs             107,796             --
Increase in accrued interest payable                       10,545        371,300
Decrease in other liabilities                           (408,405)      (264,098)
Decrease in income taxes payable                        (393,430)           ---
                                                      -----------      ---------
        Net cash provided by (used in)
          operating activities                         ( 927,415)      2,052,856
                                                      -----------      ---------
Cash flows used in investing activities:
Purchase of student loans, including premiums        (35,429,570)   (41,008,508)
Net proceeds from student loan principal
 payments and loan consolidations                     14,956,251     13,647,519
                                                      -----------   ------------
        Net cash used in investing activities        (20,473,319)   (27,360,989)
                                                      -----------   ------------
Cash flows provided by financing activities:
Proceeds from issuance of notes payable                        --     30,800,000
Payment for debt issuance costs                                --      (157,025)
Payment to defease notes payable                               --   (25,300,000)
                                                      -----------   ------------
        Net cash provided by financing activities              --      5,342,975
                                                      -----------   ------------
Net decrease in cash and cash equivalents            (21,400,734)   (19,965,158)

Cash and cash equivalents, beginning of period         39,542,382     65,402,585
                                                       ----------     ----------

Cash and cash equivalents, end of period              $18,141,647   $ 45,437,427
                                                      ===========   ============

See accompanying note to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998


(1)     BASIS OF PRESENTATION

     The accompanying financial statements of Union Financial Services-1, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 1997 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OR OPERATIONS.

GENERAL

        Union Financial Services-1, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 28, 1996. The Company is a wholly owned subsidiary of Union Financial Services, Inc., a Nevada corporation ("UFS"). UFS is a privately held corporation. The Company was formed solely for the purpose of acquiring, from time to time, guaranteed educational loans made to students and parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"), and pledging such Eligible Loans and certain related collateral to a trustee to secure one or more series of Taxable Student Loan Asset-Backed Notes (the "Notes") that are issued by the Company from time to time pursuant to a Second Amended and Restated Indenture of Trust, dated as of November 1, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee"), as amended and supplemented from time to time (collectively, the "Indenture"). Since its inception, the Company has issued four (4) series of Notes consisting of ten
(10) classes. The Notes shown in the financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the trust estate created under the Indenture.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to three months ended March 31, 1997.

        REVENUES. The Company's revenues consist primarily of interest received on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by $316,614 from $10,406,068 for the three months ended March 31, 1997 to $10,722,682 for the three months ended March 31, 1998. The increase in revenues is attributable to the acquisition of additional Eligible Loans by the Company during the period. The amount of interest reported for the three months ended March 31, 1998 was derived from Eligible Loans in an aggregate principal amount of approximately $537,671,000. The Company's average net investment in Eligible Loans during the three months ended March 31, 1998 and March 31, 1997 was approximately $520,408,000 and $501,422,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans during the three months ended March 31, 1998 and March 31, 1997 was approximately 8.24% and 8.09%, respectively. The Company also received investment income and other income in the amounts of $359,177 and $11,227, respectively, for the three months ended March 31, 1998 and $703,623 and $15,153, respectively, for the three months ended March 31, 1997.

         EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $195,212 from $8,062,424 for the three months ended March 31, 1997 to $8,257,636 for the three months ended March 31, 1998. This increase in expenses is attributable to the interest rates on all Notes outstanding. For the three months ended March 31, 1998 and March 31, 1997, the Company's average debt outstanding was approximately $571,500,000 and 567,833,000, respectively, and the average annual cost of borrowings was approximately 5.78% and 5.60%, respectively. The Company also made payments for loan servicing fees to Union Bank and financing fees to UFS in the amount of $1,324,182 and $231,212, respectively, for the three months ended March 31, 1998 as compared to $1,076,761 and $338,261 respectively, for the three months ended March 31, 1997. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in financing fees is directly related to reduced financing activity. Income tax expense amounted to $43,318 for the three months ended March 31, 1998 compared to $207,422 for the three months ended March 31, 1997. The decrease in tax expense was a result of lower net income for the three months ended March 31, 1998.

        NET INCOME. The Company had net income of $75,362 for the three months ended March 31, 1998 and $402,641 for the three months ended March 31, 1997. The reduction in net income resulted from increases in amortization of loan purchase premiums.

LIQUIDITY AND CAPITAL RESOURCES

        Eligible Loans held by the Company are pledged as collateral for payment of the Notes. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment of the income earned on Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Trustee has withdrawn money from the Reserve Fund for payment of interest on the Notes. The Reserve Fund is to be maintained in an amount equal to 2% of the outstanding principal balance of the Notes under the terms of the Indenture. At March 31, 1998, that amount was $10,753,417 and the balance in the Reserve Fund was $5,654,977. The Indenture provides that any deficiency in the Reserve Fund is to be restored from future revenues as funds become available. The Company believes that revenues will be sufficient to restore the Reserve Fund and that cash flow from Eligible Loans, together with proceeds of the reinvestment of income from the Eligible Loans, will be sufficient to pay the principal and interest due on the Notes.

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

YEAR 2000 COMPLIANCE.

        Although the Company does not itself rely significantly on computer programs, UNIPAC depends heavily on a computerized student loan servicing system. To the extent this system is incapable of appropriately interpreting the upcoming change in the century, some level of modification will be necessary to become "Year 2000 compliant." UNIPAC has informed the Company that it has completed major program changes to its student loan servicing mainframe system and has assured the Company that its system has been modified to process dates into the next century. However, UNIPAC is continuing to evaluate and upgrade its operating system and all third party software/products and, to the extent these systems, software or products are not "Year 2000 compliant," there can be no assurance that potential systems interruptions would not have a material adverse effect on the business of the Company.

         According to a comprehensive audit report prepared by the Department, the Department is far behind schedule for becoming "Year 2000 compliant" and for developing contingency plans in the event its computer systems should fail due to a lack of "Year 2000 compliance." The Department's failure to become "Year
2000 compliant" could result in the delay of special allowance payments and payments of interest benefits from the Department to the Company as described above (see Note 1 to the financial statements herein), and therefor, there can be no assurance that such failure by the Department would not have a material adverse effect on the business, financial condition and results of operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               None

ITEM 2.        CHANGES IN SECURITIES.

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               By written consent in lieu of meeting dated April 2, 1998, the Company's sole shareholder reelected Messrs: Dunlap, Butterfield, Page, Wilcox and Hoff as directors of the Company.

ITEM 5.        OTHER INFORMATION.

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               None

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNION FINANCIAL SERVICES-1, INC.



                           By:        /S/ Stephen F. Butterfield
                                      ----------------------------------
                                      Stephen F. Butterfield, President
                                      (Principal Executive Officer)



                           By:        /S/ Ronald W. Page
                                      ----------------------------------
                                      Ronald W. Page, Vice President (Principal
                                      Financial and Accounting Officer)


                            Date:  May 15, 1998

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                                  Description                Location

    3.1   Articles of Incorporation of the Company                            *

    3.2   Bylaws of the Company                                               *

    4.1   Form of Second Amended and Restated Indenture                       **

    4.2   Form of Supplemental Indenture                                      **

   10.1   Administrative Services Agreement, dated as of August 1, 1996, by   **
          and between Union Financial Services, Inc. and the Company

   10.1.1 Amendment to Administrative Services Agreement, dated as of         **
          November 1, 1996, by and between Union Financial Services, Inc.
          and the Company

   10.2   Amended and Restated Servicing Agreement, dated as of June 19,      **
          1996, by and between Union Bank and Trust Company and the Company

   27.1   Financial Data Schedule                                            ***

--------------------
* Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

** Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-28551).

***     Filed herewith.

REPORTS ON FORM 8-K

               The Company has not filed any reports on Form 8-K during the three months covered by this report.