Form 10-Q
period 1998-06-30
UNION FINANCIAL SERVICES I INC
filed 1998-08-13
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ---------------

Commission file number     333-08929
                       -----------------

                        UNION FINANCIAL SERVICES-1, INC.
               ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                               86-0817755
     ---------------                                        ------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                              Identification No.)

         6991 East Camelback Road, Suite B290, Scottsdale, Arizona 85251
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (602) 947-7703
                              ------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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
Common Stock, No par value                         1,000 Shares of Common Stock
                                                      as of August 12, 1998

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                       Page No.

PART I. - FINANCIAL INFORMATION

    Item 1.Financial Statements

      Balance Sheets as of June 30, 1998 and
        December 31, 1997......................................................3
      Statements of Operations for the three months ended and six months ended
        June 30, 1998 and 1997.................................................4
      Statements of Stockholder's Equity for the six months
        ended June 30, 1998....................................................5
      Statements of Cash Flows as of June 30, 1998 and
        June 30, 1997..........................................................6
      Note to Financial Statements.............................................7


    Item 2.Management's Discussion and Analysis of
      Financial Condition and Results of
        Operations.............................................................8


PART II. - OTHER INFORMATION

        Item 1.Legal Proceedings............................................ 12
        Item 2.Changes in Securities.........................................12
        Item 3.Defaults upon Senior Securities.............................. 12
        Item 4.Submission of Matters to a Vote
               of Security Holders.......................................... 12
        Item 5.Other Information............................................ 12
        Item 6.Exhibits and Reports on Form 8-K............................. 12

UNION FINANCIAL SERVICES-1, INC.
BALANCE SHEETS
JUNE 30, 1998  AND DECEMBER 31, 1997


--------------------------------------------------------------------------------

                         ASSETS                   JUNE 30,        DECEMBER 31,
                                                     1998              1997
                                                 (Unaudited)
                                             ----------------- -----------------

Cash and cash equivalents                          $ 15,747,485      $39,542,382

Student loans receivable including net premiums,    547,249,130      525,005,954
net of allowance for loan losses

Accrued interest receivable                           8,942,150        7,735,292

Debt issuance cost, net of accumulated amortization   2,748,742        2,997,516

Other assets                                             43,990           11,000
                                                  -------------     ------------

        Total assets                               $574,731,497     $575,292,144
                                                  =============     ============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                              $571,500,000     $571,500,000

        Accrued interest payable                      1,630,364        1,607,350

        Income taxes payable                             82,517          989,819

        Other liabilities                               616,833          436,748
                                                   ------------     ------------
               Total liabilities                   $573,829,714     $574,533,917
                                                   ============     ============

Stockholder's equity:

        Common stock, no par value.
        Authorized 1,000 shares;
        issued 1,000 shares                        $      1,000      $     1,000

        Retained earnings                               900,783          757,227
                                                    -----------      -----------
               Total stockholder's equity               901,783          758,227
                                                    ------------     -----------
               Total liabilities and
                  stockholder's equity              $574,731,497    $575,292,144
                                                    ============    ============

        See accompanying note to financial statements.


UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)

------------------------------------------------------------------------------------------------------

                                                  Three Months Ended           Six Months Ended
                                              --------------------------- ----------------------------

                                             June 30, 1998   June 30, 1997  June 30, 1998   June 30, 1997
                                             -------------   -------------  -------------   -------------
Revenues:

        Loan interest                          $11,016,122  $ 10,492,446    $21,738,803  $ 20,898,513

        Investment interest                        294,344       775,584        653,521     1,479,207

        Other                                       35,055        23,676         46,282        38,830
                                                ----------    ----------     ----------     ---------
               Total revenues                   11,345,521    11,291,706     22,438,606    22,416,550
                                                ==========    ==========     ==========    ==========

Expenses:

        Interest on notes                        8,282,127     8,208,438     16,529,763    16,270,861

        Loan servicing                           1,362,202     1,238,190      2,686,384     2,314,950

        Administrative and financing fees to
           parent                                  238,951       282,457        470,163       621,078

        Trustee and broker fees                    233,863       248,227        460,996       467,648

        Amortization of debt issuance costs        124,387       120,222        248,773       242,121

        Amortization of loan premiums              583,359       297,186        960,185       587,474

        Other general and administrative           413,239       277,329        856,269       682,698
                                                ----------    ----------     ----------    ----------

               Total expenses                   11,238,128    10,672,049     22,212,533    21,186,830
                                                ----------    ----------     ----------    ----------

        Income before income taxes                 107,393       619,657        226,073     1,229,720

Income tax expense                                $ 39,198       210,684         82,517       418,105
                                                  --------       -------         ------       -------
        Net Income                                 $68,195     $ 408,973       $143,556     $ 811,615
                                                   -------     =========       ========     =========
        Net Income per common share                 $68.20      $ 408.97        $143.56      $ 811.62
                                                    ======      ========        =======      ========

See accompanying note to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)



--------------------------------------------------------------------------------

                                                                       TOTAL
                                                                   STOCKHOLDER'S
                                  COMMON STOCK   RETAINED EARNINGS    EQUITY
                                  ------------   ----------------- -------------


Balances at December 31, 1997         $1,000         $757,227           $758,227

Net income, six months ended
June  30, 1998 (Unaudited)              --            143,556            143,556
                                      ------         --------           --------
Balance at June 30, 1998 (Unaudited)  $1,000         $900,783           $901,783
                                      ======         ========           ========

See accompanying note to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            1998         1997
                                                         ---------    ---------
  Net Income                                             $143,556      $811,615

    Adjustments  to  reconcile  net income
       to net cash  provided  by (used in)
       operating activities:
      Amortization                                      1,208,958       799,749
      Provisions for loan losses                          300,000          -
      Deferred tax expense                                   -          274,968
      (Increase) decrease in accrued
          interest receivable                          (1,206,858)      563,060
      Increase in other assets                            (37,990)       (4,263)
      Increase in accrued interest payable                 23,014       337,603
      Increase (decrease) in other liabilities           (727,217)      289,490
                                                        ---------      --------
             Net cash provided by (used in)
               operating activities                      (291,538)    3,072,222
                                                         ---------    ---------
    Cash flows used in investing activities:
      Purchase of student loans, including premiums   (56,338,469)  (41,008,761)
      Proceeds from student loan principal sales          664,772       157,016
      Increase of student loans due to
        capitalized interest                          (20,484,902)   (7,298,034)
      Proceeds  from student loan  principal
        payments and loan consolidations               52,655,237    35,916,193
                                                       ----------    ----------
             Net cash used in investing activities    (23,503,360)  (12,233,586)
                                                      -----------   -----------


    Cash flows provided by financing activities:
      Cash paid to decease debt                              -      (25,300,000)
      Proceeds from issuance of notes payable                -       30,800,000
      Cash paid for debt issuance costs                      -         (203,971)
                                                           ------     ---------
            Net cash provided by financing activities        -        5,296,029
                                                           ------     ---------


  Net decrease in cash and cash equivalents           (23,794,847)   (3,865,335)

  Cash and cash equivalents, beginning of period       39,542,382    65,402,585

  Cash and cash equivalents, end of period             15,747,485   $61,537,250
                                                      ===========    ===========

  Supplemental disclosures:                            15,867,488   $16,212,904
       Interest paid                                      436,748         -
                                                        =========   ===========
       Income taxes paid

  See accompanying note to financial statements.
                                       6

UNION FINANCIAL SERVICES - 1, INC.
NOTE TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1998

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to three months ended June 30, 1997.

        REVENUES. The Company's revenues consist primarily of interest received on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by $523,676 from $10,492,446 for the three months ended June 30, 1997 to $11,016,122 for the three months ended June 30, 1998. The increase in revenues is attributable to the acquisition of additional Eligible Loans by the Company during the period. The amount of interest reported for the three months ended June 30, 1998 was derived from Eligible Loans in an aggregate principal amount of approximately $540,243,000. The Company's average net investment in Eligible Loans during the three months ended June 30, 1998 and June 30, 1997 was approximately $531,851,000 and $500,151,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans during the three months ended June 30, 1998 and June 30, 1997 was approximately 8.29% and 8.39%, respectively. The Company also received investment income and other income in the amounts of $294,344 and $35,055, respectively, for the three months ended June 30, 1998 and $775,584 and $23,676, respectively, for the three months ended June 30, 1997.

        EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $73,689 from $8,208,438 for the three months ended June 30, 1997 to $8,282,127 for the three months ended June 30, 1998. This increase in expenses is attributable to the interest rates on all Notes outstanding. For the three months ended June 30, 1998 and June 30, 1997, the Company's average debt outstanding was approximately $571,500,000 and $571,500,000, respectively, and the average annual cost of borrowings was approximately 5.80% and 5.75%, respectively. The Company also made payments for loan servicing fees to Union Bank and financing fees to UFS in the amount of $1,362,202 and $238,951, respectively, for the three months ended June 30, 1998 as compared to $1,238,190 and $282,457 respectively, for the three months ended June 30, 1997. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in financing fees is directly related to reduced financing activity. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $233,863, $124,387, and $583,359, respectively, for the three months ended June 30, 1998 as compared to $248,227, $120,222 and $297,186, respectively, for the three months ended June 30, 1997. Other general and administrative expenses amounted to $413,239 for the three months ended June 30, 1998 as compared to $277,329 for the three months ended June 30, 1997. The increase in these expenses directly relate to the increased activity of the Company's business.

        Income tax expense amounted to $39,198 for the three months ended June 30, 1998 compared to $210,684 for the three months ended June 30, 1997. The decrease in tax expense was a result of lower net income for the three months ended June 30, 1998.

        NET INCOME. The Company had net income of $68,195 for the three months ended June 30, 1998 and $408,973 for the three months ended June 30, 1997. The reduction in net income resulted from an increase in amortization of loan purchase premiums, from an increase in the provision for loan loss reserves and from a reduction in the interest rate spread between rates for interest revenue and interest expense.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        REVENUES. The Company's revenues consist primarily of interest received on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by approximately $840,290 from $20,898,513 for the six months ended June 30, 1997 to $21,738,803 for the six months ended June 30, 1998. The increase in revenues is directly attributable to the acquisition of additional Eligible Loans by the Company during the period. The amount of interest reported for the six months ended June 30, 1998 was derived from Eligible Loans in an aggregate principal amount of approximately $540,213,392. The Company's average net investment in Eligible Loans during the six months ended June 30, 1998 and June 30, 1997 was approximately $526,130,000 and $500,803,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans during the six months ended June 30, 1998 and June 30, 1997 was approximately 8.26% and 8.35%, respectively. The Company also earned investment income and other income in the amounts of $653,521 and $46,282, respectively, for the six months ended June 30, 1998 and $1,479,207 and $38,830, respectively, for the six months ended June 30, 1997.

        EXPENSES. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Interest expense on the Company's outstanding Notes increased by $258,902 from $16,270,861 for the six months ended June 30, 1997 to $16,529,763 for the six months ended June 30, 1998. This increase in expenses is directly attributable to the interest rates on all Notes outstanding. The Company's average debt outstanding was approximately $571,500,000 and the average annual cost of borrowings was approximately 5.79% for the six months ended June 30, 1998. The Company also made payments for loan servicing fees to Union Bank administration and financing fees to UFS in the amount of $2,686,384 and $470,163, respectively, for the six months ended June 30, 1998 as compared to $2,314,950 and $621,078, respectively, for the six months ended June 30, 1997. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in administration and financing fees is directly related to reduced financing activity. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $460,996, $248,773 and $960,185, respectively, for the six months ended June 30, 1998 as compared to $467,648, $242,121 and $587,474, respectively, for the six months ended June 30, 1997. Other general and administrative expenses amounted to $856,269 for the six months ended June 30, 1998 as compared to $682,698 for the six months ended June 30, 1997. The increase in these expenses directly relate to the increased activity of the Company's business. Income tax expense amounted to $82,517 for the six months ended June 30, 1998 as compared to $418,105 for the six months ended June 30, 1997.

        NET INCOME/LOSS. The Company had net income of $143,556 for the six months ended June 30, 1998 and as compared to $811,615 for the six months ended June 30, 1997. The reduction in net income resulted from an increase in amortization of loan purchase premiums, from an increase in the provision for loan loss reserves and from a reduction in the interest rate spread between rates for interest revenue and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

        Eligible Loans held by the Company are pledged as collateral for payment of the Notes. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment of the income earned on Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Trustee has withdrawn money from the Reserve Fund for payment of interest on the Notes. The Reserve Fund is to be maintained in an amount equal to 2% of the outstanding principal balance of the Notes under the terms of the Indenture. At June 30, 1998, that amount was $10,804,868 and the balance in the Reserve Fund was $3,938,381. The Indenture provides that any deficiency in the Reserve Fund is to be restored from future revenues as funds become available. The Company believes that revenues will be sufficient to restore the Reserve Fund and that cash flow from Eligible Loans, together with proceeds of the reinvestment of income from the Eligible Loans, will be sufficient to pay the principal and interest due on the Notes.

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

RESULT OF OPERATIONS

        For the period ended December 31, 1997 and the six months ended June 30, 1998, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income from continuing operations.

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

        According to a comprehensive audit report prepared by the Department, the Department is far behind schedule for becoming "Year 2000 compliant" and for developing contingency plans in the event its computer systems should fail due to a lack of "Year 2000 compliance." The Department's failure to become "Year
2000 compliant" could result in the delay of special allowance payments and payments of interest benefits from the Department to the Company, and therefore, there can be no assurance that such failure by the Department would not have a material adverse effect on the business, financial condition and results of operations of the Company.

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


                                  Date: August 13, 1998

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.
---------------- -------------------------------------------------- -----------

Exhibit No.                          Description                       Location
---------------- --------------------------------------------------  -----------

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

     4.2  Form of Supplemental Indenture                                    **

    10.1  Administrative Services Agreement, dated as of August 1, 1996,    **
          by and between Union Financial Services, Inc. and the Company

  10.1.1  Amendment to Administrative Services Agreement, dated as of       **
          November 1, 1996, by and between Union Financial Services, Inc.
          and the Company

    10.2 Amended and Restated Servicing Agreement, dated as of June 19, ** 1996, by and between Union Bank and Trust Company and the Company

    27.1  Financial Data Schedule                                          ***

---------------
* Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

** Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-28551).

***     Filed herewith.

REPORTS ON FORM 8-K

               The Company has not filed any reports on Form 8-K during the three months covered by this report.