Form 10-Q
period 1998-09-30
UNION FINANCIAL SERVICES I INC
filed 1998-11-13
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________________________________

Commission file number __________________333-08929________________________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Stock                                     Amount Outstanding
Common Stock, No par value                         1,000 Shares of Common Stock
                                                       as of August 12, 1998

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                       Page No.

PART I. - FINANCIAL INFORMATION

 Item 1.Financial Statements

     Balance Sheets as of September 30, 1998 and
       December 31, 1997.......................................................1
     Statements of Operations for the three months and nine months ended
       September 30, 1998 and 1997.............................................2
     Statement of Stockholder's Equity for the nine months
       ended September 30, 1998................................................3
     Statements of Cash Flows for the nine months ended September 30, 1998 and
       1997....................................................................4
     Note to Financial Statements..............................................5


 Item 2.Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations............................................................... 6


PART II. - OTHER INFORMATION

 Item 1.Legal Proceedings.................................................... 10
 Item 2.Changes in Securities................................................ 10
 Item 3.Defaults upon Senior Securities...................................... 10
 Item 4.Submission of Matters to a Vote
        of Security Holders.................................................. 10
 Item 5.Other Information.................................................... 10
 Item 6.Exhibits and Reports on Form 8-K..................................... 10

UNION FINANCIAL SERVICES-1, INC.
BALANCE SHEETS
SEPTEMBER 30, 1998  AND DECEMBER 31, 1997


--------------------------------------------------------------------------------

                             ASSETS                 SEPTEMBER 30,   DECEMBER 31,
                                                         1998           1997
                                                     (Unaudited)
                                                    -------------   ------------
Cash and cash equivalents                            $15,564,813    $39,542,382

Student loans receivable including net premiums,     547,604,515    525,005,954
net of allowance for loan losses

Accrued interest receivable                           10,036,391      7,735,292

Deferred income tax asset                                112,387          1,000

Debt issuance cost, net of accumulated amortization    2,624,356      2,997,516

Other assets                                               2,000         10,000
                                                    ------------   ------------
        Total assets                                $575,944,462   $575,292,144
                                                    ============   ============


              LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities:


        Notes payable                               $571,500,000   $571,500,000

        Accrued interest payable                       1,664,652      1,607,350

        Income taxes payable                             246,438        989,819


        Other liabilities                              1,551,934        436,748
                                                    ------------   ------------
               Total liabilities                    $574,963,024   $574,533,917
                                                    ------------   ------------
Stockholder's equity:

        Common stock, no par value.  Authorized           $1,000        $ 1,000
        1,000 shares; issued 1,000 shares

        Retained earnings                                980,438        757,227


               Total stockholder's equity                981,438        758,227

               Total liabilities and stockholder's
               equity                               $575,944,462   $575,292,144
                                                    ============    ===========


        See accompanying note to financial statements.



UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

------------------------------------------------------------------------------------------------------

                                                  Three Months Ended           Nine Months Ended
                                              --------------------------- ----------------------------
                                             September 30,  September 30, September 30,  September 30,
                                                  1998         1997           1998           1997
Revenues:                                      ---------     ---------     ---------      ---------

        Loan interest                        $11,157,078   $10,796,386    $32,895,881   $31,694,899

        Investment interest                      194,230       368,562        847,751     1,847,769

        Other                                     12,950       138,710         59,233       177,541
                                                  ------       -------         ------       -------

               Total revenues                 11,364,258    11,303,658     33,802,865    33,720,209



Expenses:

        Interest on notes                      8,250,067     8,280,987     24,789,830    24,551,849

        Loan servicing                         1,375,053     1,291,119      4,061,437     3,606,070

        Administrative and financing fees to     241,237       474,823        711,400     1,095,901
           parent

        Trustee and broker fees                  234,825       245,762        695,820       713,410

        Amortization of debt issuance costs      124,387       127,598        373,160       369,719

        Amortization of loan premiums            496,958       309,581      1,457,143       897,055

        Other general and administrative         510,543       295,862      1,356,813       978,559
                                                 -------       -------      ---------       -------

               Total expenses                 11,233,070    11,025,732     33,445,603    32,212,563


        Income before income taxes               131,188       277,926        357,262     1,507,646


Income tax expense                                51,533        94,495        134,051       512,600
                                                  ------        ------        -------       -------

        Net Income                               $79,655      $183,431       $223,211      $995,046
                                                 -------      --------       --------      --------

        Net Income per common share               $79.66       $183.43        $223.21       $995.05
                                                  ------       -------        -------       -------


See accompanying note to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)



--------------------------------------------------------------------------------
                                                                       TOTAL
                                                   RETAINED        STOCKHOLDER'S
                              COMMON STOCK         EARNINGS           EQUITY
                             --------------    ---------------    -------------

Balances at December 31,1997       $1,000          $757,227           $758,227

Net income, nine months ended          --           223,211            223,211
September 30, 1998 (Unaudited)

Balance at September 30,
1998 (Unaudited)                   $1,000          $980,438           $981,438
                                   ------          --------           --------

See accompanying note to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
--------------------------------------------------------------------------------
                                                              1998      1997
                                                              ----      ----
  Net Income                                             $223,211      $995,046

    Adjustments to  reconcile  net income to net cash
       provided by  operating activities:
      Amortization                                      1,830,303     1,224,669
      Provision for loan losses                           450,000           ---
      Deferred tax expense (benefit)                     (111,387)      274,968
      Increase in accrued interest receivable          (2,301,099)      (37,511)
      Decrease (Increase) in other assets                   8,000        (5,789)
      Increase in accrued interest payable                183,952       306,816
      Increase in other liabilities                       245,155        19,293
                                                          -------        ------
           Net cash provided by operating activities      528,135     2,777,492
                                                           ------     ---------

    Cash flows used in investing activities:
      Purchase of student loans, including premiums   (71,602,789) (100,853,496)
      Proceeds from student loan principal sales          656,556     5,970,592
      Increase of student loans due to
       capitalized interest                           (32,678,339)  (12,339,745)
      Proceeds from student loan principal
       payments and loan  consolidations               79,118,868    54,333,579
                                                       ----------    ----------

            Net cash used in investing activities     (24,505,704)  (52,889,070)
                                                      ------------  ------------

    Cash flows provided by financing activities:
      Cash paid to defease debt                                --   (25,300,000)
      Proceeds from issuance of notes payable                  --    30,800,000
      Cash paid for debt issuance costs                        --      (278,971)
                                                      -----------   ------------
  Net cash provided by financing activities                    --     5,221,029
                                                      -----------   ------------

  Net decrease in cash and cash equivalents           (23,977,569)  (44,890,549)

  Cash and cash equivalents, beginning of period       39,542,382    65,402,585
                                                       ----------    -----------

  Cash and cash equivalents, end of period            $15,564,813   $20,512,036
                                                      -----------    -----------

  Supplemental disclosures:
       Interest paid                                  $24,074,237    $24,430,093
       Income taxes paid                                  436,748
                                                          -------     ----------

  See accompanying note to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,  1998


(1).    BASIS OF PRESENTATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OR OPERATIONS.

GENERAL

        Union Financial Services-1, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 28, 1996. The Company is a wholly owned subsidiary of Union Financial Services, Inc., a Nevada corporation ("UFS"). UFS is a privately held corporation. The Company was formed solely for the purpose of acquiring, from time to time, guaranteed educational loans made to students and parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"), and pledging such Eligible Loans and certain related collateral to a trustee to secure one or more series of Taxable Student Loan Asset-Backed Notes (the "Notes") that are issued by the Company from time to time pursuant to a Second Amended and Restated Indenture of Trust, dated as of November 1, 1996, between the Company and Zions First National Bank as successor trustee (the "Trustee"), as amended and supplemented from time to time (collectively, the "Indenture"). Since its inception, the Company has issued four (4) series of Notes consisting of ten
(10) classes. The Notes shown in the financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the trust estate created under the Indenture.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to three months ended September 30, 1997.

        REVENUES. The Company's revenues consist primarily of interest earned on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by $360,692 from $10,796,386 for the three months ended September 30, 1997 to $11,157,078 for the three months ended September 30, 1998. The increase in revenues is attributable to the acquisition of additional Eligible Loans by the Company during the period. The Company's average net investment in Eligible Loans during the three months ended September 30, 1998 and September 30, 1997 was approximately $536,297,000 and $512,355,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans during the three months ended September 30, 1998 and September 30, 1997 was approximately 8.32% and 8.43%, respectively. The Company also received investment income and other income in the amounts of $194,230 and $12,950, respectively, for the three months ended September 30, 1998 and $368,562 and $138,710, respectively, for the three months ended September 30, 1997.

        EXPENSES. The Company's expenses consist primarily of interest expense on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes decreased by $30,920 from $8,280,987 for the three months ended September 30, 1997 to $8,250,067 for the three months ended September 30, 1998. This decrease in expenses is attributable to the minor rate fluctuations on all Notes outstanding. For the three months ended September 30, 1998 and September 30, 1997, the Company's average debt outstanding was approximately $571,500,000 and $571,500,000, respectively, and the average annual cost of borrowings was approximately 5.78% and 5.80%, respectively. The Company also incurred expenses for loan servicing fees to Union Bank and administrative and financing fees to UFS in the amount of $1,375,053 and $241,237, respectively, for the three months ended September 30, 1998 as compared to $1,291,119 and $474,823 respectively, for the three months ended September 30, 1997. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in administrative and financing fees is directly related to reduced financing activity. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $234,825, $124,387, and $496,958, respectively, for the three months ended September 30, 1998 as compared to $245,762, $127,598 and $309,581; respectively, for the three months ended September 30, 1997. Other general and administrative expenses amounted to $510,543 for the three months ended September 30, 1998 as compared to $295,862 for the three months ended September 30, 1997. The increases and decreases in these expenses directly relate to the activity of the Company's business. The Company had net income of $79,655 for the three months ended September 30, 1998 and net income of $183,431 for the three months ended September 30, 1997. The reduction in net income resulted from an increase in amortization of loan purchase premiums, from an increase in the provision for loan losses and from a reduction in the interest rate spread between rates for interest revenue and interest expense.

        Income tax expense amounted to $51,533 for the three months ended September 30, 1998 compared to $94,495 for the three months ended September 30, 1997. The decrease in tax expense was a result of book and tax differences related to the provision for loan losses recorded in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

        REVENUES. The Company's revenues consist primarily of interest earned on Eligible Loans subject to the indebtedness of the Notes. Revenues from interest on Eligible Loans increased by approximately $1,200,982 from $31,694,899 for the nine months ended September 30, 1997 to $32,895,881 for the nine months ended September 30, 1998. The increase in revenues is directly attributable to the acquisition of additional Eligible Loans by the Company during the period. The Company's average net investment in Eligible Loans during the nine months ended September 30, 1998 and September 30, 1997 was approximately $529,519,000 and $604,654,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on Eligible Loans during the nine months ended September 30, 1998 and September 30, 1997 was approximately 8.28% and 8.37%, respectively. The Company also earned investment income and other income in the amounts of $847,751 and $59,233, respectively, for the nine months ended September 30, 1998 and $1,847,769 and $177,541, respectively, for the nine months ended September 30, 1997.

       EXPENSES. The Company's expenses consist primarily of interest expense on the Company's outstanding Notes. Interest expense on the Company's outstanding Notes increased by $237,981 from $24,551,849 for the nine months ended September 30, 1997 to $24,789,830 for the nine months ended September 30, 1998. This increase in expenses is directly attributable to the interest rates on all Notes outstanding. The Company's average debt outstanding was approximately $571,500,000 and the average annual cost of borrowing was approximately 5.78% for the nine months ended September 30, 1998. The Company's average debt outstanding was approximately $571,500,000 and the average annual cost of borrowing was approximately 5.80% for the nine months ended September 30, 1997. The Company also incurred expenses for loan servicing fees to Union Bank and administrative and financing fees to UFS in the amount of $4,061,437 and $711,400, respectively, for the nine months ended September 30, 1998 as compared to $3,606,070 and $1,095,070, respectively, for the nine months ended September 30, 1997. The increase in loan servicing fees is directly related to the servicing of additional Eligible Loans and the decrease in administration and financing fees is directly related to additional Eligible Loans. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $695,820, $373,160 and $1,457,143, respectively, for the nine months ended September 30, 1998 as compared to $713,410, $369,719 and $897,055, respectively, for the nine months ended September 30, 1997. Other general and administrative expenses amounted to $1,356,813 for the nine months ended September 30, 1998 as compared to $978,559 for the nine months ended September 30, 1997. The increase in these expenses directly relate to the increased activity of the Company's business. Income tax expense amounted to $134,051 for the nine months ended

September 30, 1998 as compared to $512,600 for the nine months ended September 30, 1997. The Company had net income of $223,211 for the nine months ended September 30, 1998 and as compared to $995,046 for the nine months ended September 30, 1997. The reduction in net income resulted from an increase in amortization of loan purchase premiums, from an increase in the provision for loan losses and from a reduction in the interest rate spread between rates for interest revenue and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

        Eligible Loans held by the Company are pledged as collateral for payment of the Notes. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment of the income earned on Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Trustee has withdrawn money from the Reserve Fund for payment of interest on the Notes. The Reserve Fund is to be maintained in an amount equal to 2% of the outstanding principal balance of the Notes under the terms of the Indenture. At September 30, 1998, that amount was $10,818,316 and the balance in the Reserve Fund was $4,157,879. The Indenture provides that any deficiency in the Reserve Fund is to be restored from future revenues as funds become available. The Company believes that revenues will be sufficient to restore the Reserve Fund and that cash flow from Eligible Loans, together with proceeds of the reinvestment of income from the Eligible Loans, will be sufficient to pay the principal and interest due on the Notes.

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

RESULTS OF OPERATIONS

        For the period ended December 31, 1997 and the nine months ended September 30, 1998, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income from continuing operations.

YEAR 2000 PROBLEM.


        The Year 2000 problem has arisen from the use by software developers of two digits rather than four to denote year dates in software programs, computer hardware operating systems and microprocessor-based embedded controls in automated equipment. As a result, information systems that operate date-sensitive software or automated equipment that contain date-sensitive microprocessors may interpret "00" to signify "1900" rather than "2000," thereby impairing the ability of the information systems or automated equipment to correctly calculate, sequence or recognize dates, including, in some instances, a failure to recognize that the Year 2000 is a leap year. These anomalies could result in serious malfunctions or even complete failures of affected systems, causing disruptions of business operations, such as an inability to process transactions, issue securities or checks, or engage in similar normal business activities.

        The Company does not itself rely significantly on computer programs. Therefore, the Company does not expect to incur any material costs to deal with the Year 2000 problem. UNIPAC Service Corporation ("UNIPAC"), which provides loan processing services to the Company, depends heavily on a computerized student loan servicing system. UNIPAC has informed the Company that it has completed major program changes to its student loan servicing mainframe system, has tested those modifications and has assured the Company that its system is Year 2000 compliant.

        According to a statement recently released by the Department, the Department has completed renovation of 12 of 14 of its mission-critical systems, including the Federal Family Education Loan Program System. However, the Department has not completed the testing of its systems to assure they are "Year 2000 complaint." The Department's failure to become "Year 2000 compliant" could result in the delay of special allowance payments and payments of interest benefits from the Department to the Company, and therefore, there can be no assurance that such failure by the Department would not have a material adverse effect on the business, financial condition and results of operations of the Company.

        The Company's revenues come primarily from payments made by student borrowers, who generally write checks to make loan payments. If the financial institutions on which those checks are drawn are not "Year 2000 compliant", the Company may experience a delay in receipt of revenues.

        The Company cannot now determine whether the Year 2000 problem will have a material effect on its business operations. The Company has no control over the efforts of the Department or payor financial institutions to become "Year 2000 compliant." The Company will not be able to terminate its relationship with the Department or the obligors on its student loans because they may be affected by the Year 2000 problem. The Company has no specific contingency plans for dealing with Year 2000 problems experienced by those parties. Under the reasonably likely worst cause scenario, the Year 2000 problem could delay the Company's receipt of principal and interest payments on its student loan assets, and if that delay continues for a prolonged period, the Company could be left without sufficient funds for payment of the interest due on its Notes.

        The statements made above relating to the Year 2000 problems effect on the Company are based upon information and assumptions about future events. Such forward looking statements are subject to various known and unknown risks and uncertainties that may cause actual events to differ from the statements contained herein.

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

ITEM 5. OTHER INFORMATION.

               Effective September 1, 1998, Zions First National Bank replaced Norwest Bank Minnesota, National Association, as the Trustee, Paying Agent and Registrar under the Company's Indenture of Trust dated March 1, 1996, as amended and supplemented (the "Indenture"). Zions First National Bank assumed all of the obligations of the Trustee, Paying Agent and Registrar under the Indenture pursuant to an Assignment and Acceptance Agreement dated September 1, 1998. The Company and Zions First National Bank also entered into a Second Supplement to Second Amended and Restated Indenture of Trust dated September 1, 1998, to reflect the substitution of Zions First National Bank as Trustee, Paying Agent and Registrar and to revise the order in which money may be transferred from funds and accounts created under the Indenture to cover any deficiencies in the Revenue Fund.

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


                                 Date: November 11, 1998

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

Exhibit No.                        Description                          Location

      3.1  Articles of Incorporation of the Company                           *

      3.2  Bylaws of the Company                                              *

      4.1  Form of Second Amended and Restated Indenture                      **

      4.2  Form of Supplemental Indenture                                     **

      4.3  Second  Supplement to Second Amended and Restated  Indenture of   ***
           Trust dated as of September 1, 1998 between the Company and Zions First National Bank

     10.1  Administrative Services Agreement, dated as of August 1, 1996,     **
           by and between Union Financial Services, Inc. and the Company

   10.1.1  Amendment to Administrative Services Agreement, dated as of        **
           November 1, 1996, by and between Union Financial Services, Inc.
           and the Company

     10.2  Amended and Restated Servicing Agreement,  dated as of June 19,    **
           1996, by and between Union Bank and Trust Company and the Company

     10.3  Assignment and Acceptance Agreement dated September 1, 1998, by   ***
           and among the Company, Zions First National Bank and Norwest
           Bank Minnesota, National Association

     27.1  Financial Data Schedule                                           ***

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