Form 10-K405
period 1998-12-31
UNION FINANCIAL SERVICES I INC
filed 1999-03-31
CIK 1010519

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

                   For the fiscal year ended December 31, 1998
                                       OR

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

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 1998: None

     The number of shares outstanding of registrant's common stock as of March 31, 1999 was 1,000.


                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated in Parts I and IV of this report by reference: (i) The Registrant's Registration Statement on Form S-3 (File No. 333-28551), as amended and supplemented, as filed with the Securities and Exchange Commission on October 14, 1997, (ii) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iii) the Registrant's current report on Form 8-K, filed January 6, 1998.

                                TABLE OF CONTENTS


                                                                           Page
PART I
         ITEM 1.      BUSINESS.................................................1
         ITEM 2.      PROPERTIES...............................................8
         ITEM 3.      LEGAL PROCEEDINGS........................................8
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......8

PART I
         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS..........................8
         ITEM 6.      SELECTED FINANCIAL DATA..................................8
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........10
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK ......................................11
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............12
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..................12

PART III
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......12
         ITEM 11.     EXECUTIVE COMPENSATION..................................14
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT..........................................15
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........15

PART IV
         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K.................................16

SIGNATURES....................................................................19

                                     PART I


ITEM 1. BUSINESS

The Company

               Union Financial Services-1, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 28, 1996. The Company is a wholly owned subsidiary of Union Financial Services, Inc., a Nevada corporation ("UFS"). UFS is a privately held corporation.

Business of Company

               General. The Company is a special purpose corporation formed by UFS to engage in the business of purchasing, financing, holding and selling guaranteed educational loans made to students and to parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"). Eligible Loans are purchased by the Company from qualified leaders under the Higher Education Act pursuant to the terms and subject to the conditions stated in student loan purchase agreements. The proceeds of the Eligible Loans are used by the borrowers to pay the costs associated with attendance at post-secondary educational institutions.

               The Company finances its purchases of Eligible Loans through the issuance of its Taxable Student Loan Asset-Backed Notes (the "Notes"). The Notes have been issued in several series. Repayment of the Notes is secured by the pledge of a revolving pool of Eligible Loans and certain other property held for the benefit of the owners of the Notes (the "Trust Estate"). The Trust Estate is held by a trustee (the "Trustee") pursuant to the terms of the Indenture of Trust governing the issuance of the Notes (the "Indenture").

               Recent   Registration  and  Issuance  of  Notes.  A  registration
statement on Form S-3, Registration No. 333-28551 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "SEC") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $500,000,000 of Notes, and was declared effective by order of the Securities and Exchange Commission ("SEC") in October 1997. A registration statement on Form S-3, Registration No. 333-68611, was filed with the SEC by the Company under the Securities Act for $170,660,000 of additional Notes which became effective in December, 1998. The Company currently has $278,980,000 of notes left available on its shelf registration.

               In December, 1998, the Company issued its Taxable Student Loan Asset-Backed Notes, Series 1998 (the "Series 1998 Notes") in the aggregate principal amount of $745,000,000, pursuant to its registration statement. The Series 1998 Notes consisted of (i) Senior Class 1998 A-7 Notes, Fixed Rate (the "Class A-7 Notes"), (ii) Senior Class 1998 A-8 Notes, Fixed Rate (the "Class A-8 Notes"), (iii) Senior Class 1998 A-9 Notes, Fixed Rate (the "Class A-9 Notes"),
(iv) Senior Class 1998 A-10 Notes, Auction Rate Securities (the "Class A-10 Notes"), (v) Senior Class 1998 A-11 Notes, Auction Rate Securities (the "Class A-11 Notes"), (vi) Senior Class A-12 Notes, Auction Rate Securities (the "Class A-12 Notes"), and (vii) Subordinate Class 1998 B-5 Notes, Auction Rate Securities (the "Class B-5 Notes").

               Notes Issued. The following table summarizes the various series and classes of Notes issued by the Company since its inception.

                           Notes Issued By The Company

--------------------------------------------------------------------------------
Series   Class     Date Issued         Maturity Dates  Original Principal Amount

1996A     A-1      March 8, 1996         July 1, 2014       $ 48,300,000
1996A     A-2      March 8, 1996         July 1, 2014         48,300,000
1996A     B-1(*)   March 8, 1996         July 1, 2014         11,100,000
1996B     A-3      June 18, 1996         July 1, 2014         73,700,000
1996B     A-4      June 18, 1996         July 1, 2014         54,300,000
1996B     B-2(*)   June 18, 1996         July 1, 2014         14,200,000
1996C     A-5      October 31, 1996      July 1, 2005        225,000,000
1996C     A-6      October 31, 1996      July 1, 2014         75,500,000
1996C     B-3      October 31, 1996      July 1, 2025         15,600,000
1997A     B-4      March 20, 1997        July 1, 2030         30,800,000
1998A     A-7      December 22, 1998    August 1, 2005       125,000,000
1998A     A-8      December 22, 1998   September 1, 2005     125,000,000
1998A     A-9      December 22, 1998   December 1, 2005      125,000,000
1998A     A-10     December 22, 1998    October 1, 2032      100,000,000
1998A     A-11     December 22, 1998   November 1, 2032      100,000,000
1998A     A-12     December 22, 1998   December 1, 2032      100,000,000
1998A     B-5      December 22, 1998   December 1, 2032       70,000,000
                                                             ------------
                                                          $1,341,800,000

------------
(*) These Notes were defeased with the proceeds of the Series 1997A Notes and as of March 20, 1997 are no longer deemed to be outstanding under the Indenture.

               The Federal Family Education Loan Program. The Higher Education Act provides for a program of direct federal insurance of student loans ("FISLP") and reinsurance of student loans guaranteed or insured by a state agency or private non-profit corporation (collectively, "Federal Family Education Loans," with such program referred to herein as the "Federal Family Education Loan Program"). Several types of loans are currently authorized as Federal Family Education Loans pursuant to the Federal Family Education Loan Program. These include: (a) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Subsidized Federal Stafford Loans"); (b) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Federal Stafford Loans" and, collectively with Subsidized Federal Stafford Loans, "Federal Stafford Loans"); (c) supplemental loans to parents of dependent students ("Federal PLUS Loans"); and (d) loans to fund payment and consolidation of certain of the borrower's obligations ("Federal Consolidation Loans"). Prior to July 1, 1994, the Federal Family Education Loan Program also included a separate type of loan to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans ("Federal Supplemental Loans for Students" or "Federal SLS Loans").

               Guarantee Agencies. Each Eligible Loan is guaranteed as to the payment of principal and interest by a state or private non-profit guarantor (each, a "Guarantee Agency"). Eligible Loans originated prior to October 1, 1993 are fully guaranteed as to the principal amount of such loans and accrued interest by the applicable Guarantee Agency. Eligible Loans originated on or after October 1, 1993 are guaranteed as to 98% of the principal amount of such loans and accrued interest by the applicable Guarantee Agency. Each of the Guarantee Agencies has a reinsurance contract with the Department of Education (the "Department"). The Department reimburses the Guarantee Agencies for claims paid by the Guarantee Agencies. The amount of such reinsurance payment is calculated annually and is subject to reduction based upon the annual claims rate of the Guarantee Agency to the Department. Regardless of the level of reinsurance that the applicable Guarantee Agency receives from the Department, the Trustee will continue to be entitled to reimbursement for the applicable guaranteed portion of an Eligible Loan (either 98% or 100%, as applicable) from such Guarantee Agency. The obligations of each of the Guarantee Agencies to the holders of Eligible Loans reinsured by the Department (the "Federal Loans"), such as the Trustee, are payable from the general funds available to such Guarantee Agency, including cash on deposit therewith, reimbursements received from the Department and reserve funds maintained by such Guarantee Agency as required by the Higher Education Act. The Higher Education Act provides that, subject to the provisions thereof including the proper origination and servicing of Eligible Loans, the full faith and credit of the United States is pledged to the reinsurance payments by the Department to the Guarantee Agencies. In addition, the Higher Education Act provides that if the Secretary of Education has determined that a Guarantee Agency is unable to meet its obligations to holders of Federal Loans, such as the Trustee, then the holders of Federal Loans may submit guarantee claims directly to the Department and the Department is required to pay to the holders the full insurance obligation of such Guarantee Agency until such time as the obligations are transferred by the Department to a new Guarantee Agency capable of meeting such obligations or until a qualified successor Guarantee Agency assumes such obligations. Certain delays in receiving reimbursement could occur if a Guarantee Agency fails to meet its obligations. In addition, failure to properly originate or service an Eligible Loan can cause an Eligible Loan to lose its guarantee.

               Servicing of Eligible Loans. Union Bank and Trust Company, Lincoln, Nebraska ("Union Bank") acts as servicer (the "Servicer") of the Company's Eligible Loans in accordance with a second Amended and Restated Servicing Agreement, dated as of December 18, 1998 (the "Servicing Agreement"). UNIPAC Service Corporation, a Nebraska corporation ("UNIPAC"), and InTuition, Inc., a Florida corporation ("InTuition") act as subservicers (the "Subservicers") and custodians (the "Custodians") of the Eligible Loans in accordance with Subservicing Agreements (the "Subservicing Agreements") between Union Bank and UNIPAC and Union Bank and InTuition respectively. The Company may appoint other entities to act as a servicer or subservicer if approved by the rating agencies which rate the Notes. UNIPAC began its education loan servicing operations on January 1, 1978, and provides education loan servicing, time sharing, administration and other services to lenders, secondary market purchasers and Guarantee Agencies throughout the United States. UNIPAC is a privately held corporation, owned primarily by Union Bank, with a minority ownership interest held by Packers Service Group, Inc., Lincoln, Nebraska. UNIPAC's corporate headquarters is located in Aurora, Colorado. InTuition is a privately held corporation that provides student loan servicing for clients throughout the country under both timeshare and full-service agreements. InTuition's corporate headquarters is located in Jacksonville, Florida.

Information on the Notes and Eligible Loans

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. The following unaudited information was reported to registered holders of the Notes on February 19, 1999 and represents figures as of December 31, 1998. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge. Undefined capitalized terms used in the Tables and narrative herein have the meanings set forth in the Company's Registration Statement.

               The principal balance of Eligible Loans as of December 31, 1998 was $ 631,449,261. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of December 31, 1998.

                                     Table A
                Outstanding Aggregate Principal Amount Per Class
                               (December 31, 1998)


               Class                            Principal outstanding*
               -----                             ---------------------
                A-1                                 $ 48,300,000
                A-2                                   48,300,000
                A-3                                   73,700,000
                A-4                                   54,300,000
                A-5                                  225,000,000
                A-6                                   75,500,000
                A-7                                  125,000,000
                A-8                                  125,000,000
                A-9                                  125,000,000
                A-10                                 100,000,000
                A-11                                 100,000,000
                A-12                                 100,000,000
                B-1                                           --
                B-2                                           --
                B-3                                   15,600,000
                B-4                                   30,800,000
                B-5                                   70,000,000

       -----------------
       *     The  principal  amounts  reflect the issuance of the Series
                  1997A Notes in the amount of $30,800,000, the proceeds of which were used to defease the Class B-1 Notes and Class B-2 Notes.


               Set forth in Table B below is the interest rate for the applicable Class of Notes, indicating whether such interest rate is fixed or is calculated based on the applicable Auction Rate (for each Class of the Auction Rate Notes only), LIBOR Rate (for each class of the LIBOR Rate Notes only), or Treasury Rate (for each Class of the Treasury Rate Notes only), as the case may be.

                                     Table B
                       Applicable Interest Rate Per Class
                               (December 31, 1998)

                 Class                     Calculation method
                                              Auction Rate
                  A-1                            5.5928%
                  A-2                            5.6036%
                  A-3                            5.6001%
                  A-4                            5.5616%
                  A-6                            5.5766%
                  A-10                           5.80% (2)
                  A-11                           5.75% (2)
                  A-12                           5.75% (2)
                  B-5                            6.15% (2)

                                             Treasury Rate (1)
                  A-5                            6.0689%

                                               Libor Rate (1)
                  B-3                            6.1050%
                  B-4                            5.9814%

                                               Fixed Rate
                  A-7                             5.48%
                  A-8                             5.50%
                  A-9                             5.73%

       --------------------
      (1)   Treasury  Bill Rate  based on  average  rate and LIBOR Rate based on the Smith Barney stated rate.
      (2)   Indicates the initial rate for this class of Notes.

               Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on December 31, 1998. Although the unaudited information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                                     Table C
                        Composition of the Eligible Loans
                               (December 31, 1998)

Aggregate Outstanding Principal Balance.........................   $ 631,449,261
Number of Borrowers.............................................          73,775
Average Outstanding Principal Balance Per Borrower..............           8,569
Number of Loans.................................................         148,458
Average Outstanding Principal Balance Per Loan..................           4,253
Approximate Weighted Average Remaining Term (months) (does not
include school, grace, deferment or forbearance)................             153


Weighted Average Borrower Interest Rate.........................           7.56%

                                      Table D
                  Distribution of the Eligible Loans by Loan Type
                                (December 31, 1998)

                                               Outstanding      Percent of Loans
                             Number of          Principal        by Outstanding
        Loan Types             Loans             Balance            Balance
------------------------ ------------------- ----------------- -----------------

Consolidated                      17,651     $ 266,597,738            42.22%
PLUS                                 618         1,423,950               .23
SLS                                  177           533,621               .08
Stafford-Subsidized              100,713       241,963,582             38.32
Stafford-Unsubsidized             29,299       120,930,370             19.15
                                  ------       -----------             -----

    Total                       148,458      $ 631,449,261           100.00%
                                ========     =============           ======


                                     Table E
               Distribution of the Eligible Loans by Interest Rate
                               (December 31, 1998)


                                              Outstanding     Percent of Loans
                                Number of      Principal       by Outstanding
  Interest Rate Range             Loans         Balance           Balance
------------------------ ------------------ ---------------- -----------------

Less than 7.50%                  42,643    $ 279,081,417            44.20%
7.50% to 7.99%                   23,185       95,480,603             15.12
8.00% to 8.49%                   76,352      216,597,638             34.30
8.50% to 8.99%                      794        1,951,200               .31
9.00% to 9.49%                    5,123       35,856,911              5.68
9.50% or greater                    361        2,481,492               .39
                                    ---        ---------             -----

    Total                       148,458    $ 631,449,261           100.00%
                                =======    =============           ======


                                     Table F
               Distribution of the Eligible Loans by School Types
                               (December 31, 1998)

                                      Outstanding     Percent of Loans
                      Number of        Principal       by Outstanding
   School Type          Loans           Balance           Balance
------------------- --------------- ---------------- -------------------

2-Year                      10,516     $ 31,673,517               5.01%
4-Year                     126,949      547,531,680               86.71
Proprietary                  8,903       32,557,395                5.16
Unknown                      2,090       19,666,669                3.12
                             -----       ----------                ----

    Total                  148,458   $ 631,449,261              100.00%
                           =======   ==============             ======

Competition

               The Company experiences competition from banks and savings associations and other private companies, non-profit companies, trusts and financial firms issuing debt securities the proceeds of which are used to purchase pools of student loans. Many of these entities have greater financial, technical, management and other resources than does the Company. The Company believes that key factors in its ability to compete will be its ability to purchase Eligible Loans and its ability to structure notes or other securities in a manner which will be competitive with securities offered by competitors.

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

Year 2000 Compliance.

               The Year 2000 problem arises from the use of software developers of two digits rather than four to denote year dates in software programs, computer hardware operating systems and microprocessors - based embedded controls in automated equipment. As a result, information systems that operate date sensitive software or automated equipment that contains date sensitive microprocessors may interpret "00" to signify 1900 rather than 2000, thereby impairing the ability of the information systems or automated equipment to correctly calculate, sequence or recognize dates. This could result in serious malfunctions or even complete failures of affected systems, including an inability to process transactions, issue securities or checks, or engage in normal business activities.

               We cannot now determine whether the Year 2000 problem will have a material adverse effect on our business operations. The conduct of our business in relationship to purchasing loans or administering the loans we own is not significantly dependent on our own computer programs. However, our loan servicers, Trustee, the Guarantee Agencies and Department of Education all rely heavily on computer programs and systems for processing transactions related to student loans.

               We have made inquiry of the Trustee, Union Bank, UNIPAC Service Corporation and InTuition, Inc. concerning the Year 2000 problem, and have received assurances that they are, or are working to become, Year 2000 compliant. We are aware that the Guarantee Agencies and Department of Education are working to address the Year 2000 problem. The Department of Education has indicated that it expects to complete all Year 2000 work on its Federal Family Education Loan Program computer systems in March, 1999. However, we cannot provide any assurance that the Department of Education or the Guarantee Agencies will become Year 2000 compliant in a timely manner. We cannot influence or control the efforts of third parties to address the Year 2000 problem, nor can we terminate our dependence on the servicers, Guarantee Agencies or Department of Education. Under the reasonably likely worst case scenario, the Year 2000 problem could delay our receipt of principal and interest payments on our student loans and receipt of claims payments from the Guarantee Agencies. If that delay continues for a prolonged period, we may be unable to make timely payments of principal and interest due on our Notes.

Changes in Legislation.

               On October 7, 1998, President Clinton signed into law the Higher Education Amendments of 1998 (the "1998 Amendments"). The 1998 Amendments enacted significant reforms to the FFELP including changes to the formula for calculating Eligible Loan interest rates. Under the most recent formula, interest rates charged to borrowers on Stafford Loans was set at the 91-day Treasury Bill rate plus 1.7% while a student is in school and the 91-day Treasury rate plus 2.3% while the loan is in repayment, and the yield for Stafford Loan holders was set at the 91-day Treasury Bill rate plus 2.2% while the student is in school and the Treasury Bill rate plus 2.8% while the loan is in repayment. Federal Consolidation Loan interest rates were revised to equal the weighted average of the interest rates on the loans consolidated rounded up to the nearest one-eighth of 1%, capped at 8.25%. The 1998 Amendments also mandated an additional recall of Guarantee Agency reserve funds by the Secretary of Education amounting to $85 million in fiscal year 2002, $82.5 million in fiscal year 2006, and $82.5 million in fiscal year 2007. Certain minimum reserve levels, however, are protected from recall. The 1998 Amendments also reduced the federal reinsurance provided to Guarantee Agencies from 98% to 95% for student loans first disbursed on or after October 1, 1998. The new recall of reserves and reduced reinsurance for federal Guarantee Agencies increases the risk that resources available to Guarantee Agencies to meet their guarantee obligation will be significantly reduced. In addition, under the 1998 Amendments, all references to a "transition" to full implementation of the Federal Direct Student Loan Program were deleted from the Higher Education Act, and the Direct Consolidation Loan interest rate calculation was revised to reflect the rate for FFELP Consolidation Loans, and is effective for loans on which applications are received on or after February 1, 1999. The Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may be further amended or modified in the future in a manner that will adversely impact the programs described herein and the loans made thereunder, including the Eligible Loans or the Guarantee Agencies.

ITEM 2. PROPERTIES

               The Company has no materially important physical properties.

ITEM 3. LEGAL PROCEEDINGS

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company is a wholly owned subsidiary of UFS. UFS is a privately held corporation and there is no market for its common stock. The minority owners of UFS include certain officers of Union Bank and certain relatives of such officers. The minority owners of UFS also indirectly own Union Bank.

               As of December 31, 1998, UFS was the only record holder of the Company's outstanding shares of common stock. The Company has not paid dividends to date and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of December 31, 1998, 1997 and 1996, and for each of the respective periods ended December 31, 1998, 1997 and 1996, which was derived from the financial statements of the Company which have been audited by KPMG Peat Marwick LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.



                        UNION FINANCIAL SERVICES-1, INC.

                             SELECTED FINANCIAL DATA


                                                 Period Ended     Year Ended     Year Ended
Statement of Income Data:                        December 31,    December 31,   December 31,
                                                    1996 (1)            1997          1998
Revenues:
    Loan interest..........................      $ 15,636,042     $42,757,006    $ 44,800,871
    Investment interest....................         1,373,140       2,268,878       1,962,767
    Other..................................            17,449         195,084          86,366
                                                       ------         -------          ------
            Total revenues.................        17,026,631      45,220,968      46,850,004
                                                   ----------      ----------      ----------

Expenses:
    Interest on Notes......................        11,987,255      32,782,396      34,076,786
    Loan Servicing ........................         2,255,564       4,917,318       5,475,146
    Financing fees to parent ..............         1,919,207         423,112              --
    Trustee and broker fees................           550,899         915,380         950,018
    Amortization of debt issuance costs....           250,992         494,106         558,734
    Amortization of loan premiums..........           438,584       1,441,526       2,008,889
    Other general and administrative ......           437,956       2,240,328       3,317,040
                                                      -------       ---------       ---------
            Total expenses                         17,840,457      43,214,166      46,386,613
            Income (loss) before income taxes       (813,826)       2,006,802         463,391

Income tax expense (benefit) ..............           274,968         710,717         169,138
                                                      -------         -------         -------
            Net income (loss) .............      $  (538,858)     $ 1,296,085       $ 294,253
                                                  ===========      ==========       =========

Ratio of earnings to fixed charges.........      .93% (2)          1.06%         1.01%

Balance Sheet Data:
Cash and cash equivalents .................      $ 65,402,585      39,542,382    $664,815,085
Student loans receivable, including premiums      491,046,915     525,005,954     639,740,073
Total Assets...............................       568,171,986     575,292,144   1,322,564,317
Notes payable .............................       566,000,000     571,500,000   1,316,500,000
Total liabilities..........................       568,709,844     574,533,917   1,321,511,837
Shareholders' equity (deficit).............         (537,858)         758,227       1,052,480


  -------------
   (1)     The  Company was  incorporated  on February  28,  1996.  Accordingly, selected financial data for prior fiscal years is not applicable.

   (2)     Earnings were inadequate to cover fixed charges by $813,826.

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

General

               The Company was formed on February 28, 1996 solely for the purpose of acquiring, from time to time, Eligible Loans and issuing notes, such as the Notes, secured by such Eligible Loans. Since its inception, the Company has issued five (5) series of Notes consisting of seventeen (17) classes. The Notes shown in the audited financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the Trust Estate.

               The assets of the Company consist primarily of Eligible Loans. At December 31, 1998, the Company held approximately $631 million in Eligible Loans. On January 4, 1999, the Company purchased approximately $622 million of Eligible Loans, including approximately $8.7 million of purchased interest and $14.9 million of loan premium. Approximately $399 million of those loans were purchased from related parties at prices equivalent to those available in the market.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

               Revenues. Revenues for the year ended December 31, 1998 consisted primarily of interest on the Eligible Loans subject to the indebtedness of the Notes, which totaled $44,800,871, compared to $42,757,006 for the year ended December 31, 1997, an increase of 4.80%. The amount of interest reported for the year ended December 31, 1998 was derived from Eligible Loans in an aggregate principal amount of $639,740,073, compared to $525,005,954 for the year ended December 31, 1997. The Company's average net investment in Eligible Loans during the year ended December 31, 1998 was approximately $539,082,229 (excluding funds held by the Trustee), compared to $509,142,849 for the year ended December 31, 1997, and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.31%, compared to 8.40% for the year ended December 31, 1997. The Company also received investment income and other income for the year ended December 31, 1998 in the amounts of $1,962,767 and $86,366, respectively, compared to $2,268,878 and $195,084 respectively, for the year ended December 31, 1997.

               Expenses. Expenses for the year ended December 31, 1998 consisted primarily of interest on the Company's outstanding Notes which totaled $34,076,786, compared to $32,782,396 for the year ended December 31, 1997, an increase of 3.95%. The amount of interest expense reported during the period ended December 31, 1998 depended primarily upon the amount of Notes outstanding during that period and the interest rates on such Notes. The increase in interest expense was attributable primarily to an increase in the London InterBank Offered Rate of interest which is an index used by the Company to set the amount of interest it pays on its LIBOR Rate Notes. The Company's average debt outstanding was approximately $633,583,333, compared to $525,737,324 for the year ended December 31, 1997, and the average annual cost of borrowings was approximately 5.38%, compared to approximately 6.24% for the year ended December 31, 1997. The average annual cost of borrowing was lower in 1998 than in 1997, even though the amount of debt outstanding at the year end in 1998 was higher than in 1997, because the Company issued $745 million of its Notes in December, 1998. The Company also incurred loan servicing fees to Union Bank and financing fees to UFS in the amount of $5,475,146 and $0, respectively, compared to $4,917,318 and $423,112, respectively, for the year ended December 31, 1997. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees paid by the Company were higher in 1998 because the Company held more student loans in 1998. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the year ended December 31, 1998 amounted to $950,018, $558,734 and $2,008,889 respectively, compared to $915,380, $494,106 and $1,441,526 respectively, for the year ended December 31, 1997. Other general and administrative expenses for the year ended December 31, 1998 amounted to $3,317,040, compared to $2,240,328 for the year ended December 31, 1997. The increase in the Company's general and administrative expense was attributable primarily to the creation of a loan loss allowance and payment of origination fees on Federal Consolidation Loans. Income tax expense for the year ended December 31, 1998 amounted to $169,138, compared to an income tax expense in the amount of $710,717 for the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

               Revenues. Revenues for the year ended December 31, 1997 consisted primarily of interest on the Eligible Loans subject to the indebtedness of the Notes, which totaled $42,757,006, compared to $15,636,042 for the year ended December 31, 1996, an increase of 173%. The amount of interest reported for the year ended December 31, 1997 was derived from Eligible Loans in an aggregate principal amount of $525,005,954, compared to $491,046,915 for the year ended December 31, 1996. The Company's average net investment in Eligible Loans during the year ended December 31, 1997 was approximately $509,142,849 (excluding funds held by the Trustee), compared to $235,985,000 for the year ended December 31, 1996, and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.40%, compared to 7.95% for the year ended December 31, 1996. The Company also received investment income and other income for the year ended December 31, 1997 in the amounts of $2,268,878 and $195,084, respectively, compared to $1,373,140 and $17,449, respectively, for the year ended December 31, 1996.

               Expenses. Expenses for the year ended December 31, 1997 consisted primarily of interest on the Company's outstanding Notes which totaled $32,782,396, compared to $11,987,255 for the year ended December 31, 1996, an increase of 173%. The amount of interest expense reported during the year ended December 31, 1997 depended primarily upon the amount of Notes outstanding during that period and the interest rates on such Notes. The Company's average debt outstanding was approximately $525,737,324, compared to $213,533,000 for the year ended December 31, 1996, and the average annual cost of borrowings was approximately 6.24%, compared to approximately 5.61% for the year ended December 31, 1996. The Company also incurred loan servicing fees to Union Bank and financing fees to UFS in the amount of $4,917,318 and $423,112, respectively, compared to $2,255,564 and $1,919,207, respectively, for the year ended December 31, 1996. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the year ended December 31, 1997 amounted to $915,380, $494,106 and $1,441,526, respectively, compared to $550,899, $250,992 and $438,584, respectively, for the year ended December 31, 1996. Other general and administrative expenses for the year ended December 31, 1997 amounted to $2,240,328, compared to $437,956 for the year ended December 31, 1996. Income tax expense for the year ended December 31, 1997 amounted to $710,717, compared to an income tax benefit in the amount of
$274,968 for the year ended December 31, 1996, which resulted from a carryforward of the Company's net operating loss.

               For the year ended December 31, 1998, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

Liquidity and Capital Resources

               Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. Withdrawals were made from the Reserve Fund in the Trust Estate during 1998 to cover shortages in the Revenue Fund caused by slow payment to the Company of interest due on the Company's Eligible Loans and the capitalization of interest to the principal balance of the Eligible Loans at rates higher than those anticipated by the Company. The Reserve Fund is fully funded under the terms of the Indenture and the Company anticipates that it will require no additional funds to meet the obligation on its outstanding Notes.

               It is anticipated that regular payments under the terms of the Eligible Loans, as well as early prepayment, will reduce the number of Eligible Loans held in the Trust Estate. The Company is authorized under the Indenture to use principal receipts from Eligible Loans to purchase additional Eligible Loans until April 1, 2002. Thereafter, principal receipts from Eligible Loans will be used to reduce the amount of Notes outstanding. The Company also plans to issue additional Notes the proceeds of which will be used to acquire additional Eligible Loans.

Impact of Inflation

               For the year ended December 31, 1998, cost increases to the Company were not materially impacted by inflation.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company's assets consist almost entirely of Eligible Loans. Those Eligible Loans are subject to market risk in that the cash flows generated by the Eligible Loans can be affected by changes in interest rates. The Eligible Loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91 day Treasury Bill Rate") plus a margin specified for each Eligible Loan. Thus, if interest rates generally increase, the Company would expect to receive greater interest payments on its Eligible Loans, and if interest rates generally decrease, the Company would expect the interest payments it receives to be reduced. The Company does not hold any of its assets for trading purposes.

               The Company attempts to manage its interest rate risk by funding its portfolio of Eligible Loans with variable rate debt instruments. The majority of the Notes bear interest at a rate that is reset periodically by means of auction procedures, or by reference to the London Interbank Offered Rate ("LIBOR") or a specified Treasury rate, plus an applicable margin. By funding the Eligible Loan with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its Eligible Loans and its interest payment obligations under the Notes. Thus, in an environment of generally declining interest rates, the Company should receive lower interest payments on it Eligible Loans, but the interest payments due on the Notes should also be lower.

               The interest rates on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The interest rates on each series of LIBOR Rate Notes and Treasury Rate Notes is based generally on the LIBOR Rate or Treasury Rate then in effect for the applicable interest rate period. The Eligible Loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such Eligible Loans. As a result of the differences between the indices used to determine the interest rates on Eligible Loans and the interest rates on the Notes, there could be periods of time when the rates on Eligible Loans are inadequate to generate sufficient cash flow to cover the interest on the Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, the interest rates on Eligible Loans may not increase as quickly as the variable interest rates with respect to the Notes. If there is a decline in the rates on Eligible Loans, the amount of funds representing interest deposited into the Trust Estate may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be funded out of such funds (such as certain administrative expenses).

               The Company has conducted a sensitivity analysis to determine what effect differing changes of the interest rates on Eligible Loans and the Notes would be on its cash flows and its resulting ability to pay the principal and interest due on the Notes.

               The company's management case cash flow was prepared assuming a 60 basis points spread between Treasury bills and LIBOR. In this analysis the net present value of the estimated issuer withdrawals at the five-year treasury bill rate on December 15th, 1998 (4.34%) plus 100 basis points was $27,132,810. When this spread was increased by 10 basis points to 70, the net present value of the cash flow was reduced to $23,543,053, or a reduction of $3,589,757 of the estimated issuer withdrawals.

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

               The accounting firm of KPMG Peat Marwick LLP was engaged to perform the annual audit of the Company for the year ended December 31, 1998.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:


                                                                Principal       Officers and
                      Other                                     Occupation     Directors Term
Name of Director  Offices Held   Age          Address         or Affiliation      From To*
----------------  ------------   ---          -------         --------------      -------

Michael S.          Chairman      35   4732 Calvert Street    Executive       February  Present
Dunlap                                 Lincoln, Nebraska      Vice            1996
                                       68506                  President of
                                                              Union Bank
                                                              and Trust
                                                              Company; President
                                                              Farmers & Merchants
                                                              Investment, Inc.

Stephen F.          President     46   6991 East Camelback    President of    February  Present
Butterfield                            Road, Suite B290       Union           1996
                                       Scottsdale, Arizona    Financial
                                       85251                  Services, Inc.

Ronald W. Page        Vice        50   1801 California        Senior Vice     February  Present
                   President,          Street                 President of    1996
                    Treasurer          Suite 3920             Union
                  and Secretary        Denver, CO 80202       Financial
                                                              Services, Inc.
                                                              Investment Banker,
                                                              A.G. Edwards & Sons
                                                              Inc. 1990-1995

Ross Wilcox            --         56   4732 Calvert Street    Chief           February  Present
                                       Lincoln, Nebraska      Executive       1996
                                       68506                  Officer of
                                                              Union Bank
                                                              and Trust
                                                              Company

Dr. Paul R. Hoff        -         64   Hernia Hill, Rural     Retired         February  Present
                                       Route 1                Physician       1996
                                       Seward, Nebraska
                                       68434

-------------
(*)     Each director holds office until the next annual meeting of shareholders following his or her election  until such  director's  successors  shall have been elected and  qualified.  The Company's  next annual meeting is scheduled for March __, 2000.

Executive Management

        The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

               Michael S. Dunlap, Chairman of the Board. As the Chairman of the Board of Directors, Mr. Dunlap is responsible for the executive direction of the Company. Mr. Dunlap is also Executive Vice President of Union Bank and Trust Company, and President of Farmers & Merchants Investment Inc. He has been an employee of Union Bank and Trust Company for approximately 15 years. Mr. Dunlap is also a director of Stratus Fund, Inc., NHELP-II, Inc., Union Bank and Trust Company and other affiliated banks, Union Financial Services, Inc., UNIPAC, InTuition Holdings, Inc. and Farmers and Merchants Investment, Inc. Mr. Dunlap received a Bachelor of Science degree in finance and accounting and a Juris Doctor degree from the University of Nebraska.

        Stephen F. Butterfield, President and Director. As President, Mr. Butterfield is responsible for the overall management and direction of the Company. Included in his responsibilities are loan purchasing, marketing of corporate services and coordination of the Company's capital market activities. Mr. Butterfield has been a member of the student loan industry since January 1989, first as President of a for-profit student loan secondary marketing facility located in Scottsdale, Arizona and currently as President of a non-profit student loan secondary marketing facility in Scottsdale, Arizona. Prior to his work in the student loan industry, Mr. Butterfield spent 15 years as an investment banker specializing in municipal finance. Mr. Butterfield is a director of Outdoor Systems, Inc. and NHELP-II, Inc. Mr. Butterfield received a Bachelor of Science degree in Business from Arizona State University.

               Ronald W. Page, Vice President, Treasurer, Secretary and Director. As Vice President, Treasurer and Secretary, Mr. Page is responsible for the financial operations and record keeping of the Company. Included in his responsibilities are financial planning and capital market operations. Mr. Page spent 20 years as an investment banker specializing in tax-exempt and taxable asset-backed finance, with a specialty in the securitization of student loans. Mr. Page is a director of Union Financial Services, Inc., NHELP-II, Inc. and Ref-Chem Corporation. Mr. Page received a Bachelor of Science degree in Business Administration from the University of Colorado, Boulder, Colorado, and a Masters of Public Administration in Public Policy Analysis from the American University, Washington, DC.

               Ross Wilcox, Director. Mr. Wilcox is the Chief Executive Officer and a Director of Union Bank and Trust Company and has been employed or affiliated with Union Bank and Trust Company for over 30 years. Mr. Wilcox is the Chairman of the Board for Mills County State Bank and is on the Board of Directors for UNIPAC, Union Financial Services, Inc. and Union Insurance Agency.

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

Aggregated Option Exercises and Year-End Option Values in 1998

               The Company has not issued any options.

Long-Term Incentive Plan -- Awards in 1998

               The Company has no long-term incentive plan.

Defined Benefit or Actuarial Plan Disclosure in 1998

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

Board Meetings

               During fiscal year 1998, the Board held 3 regular meetings. All of the Directors attended all of the meetings of the Board.

Committees Of The Board

               The Board of Directors has not established an Audit Committee or a Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As of March 11, 1999, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by UFS. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

Changes in Control.

               The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Administrative Services Agreement. The Company and UFS, the Company's parent corporation, entered into an Administrative Services Agreement (the "Agreement") dated as of August 1, 1996, as amended November 1, 1998. Under the Agreement, UFS agreed: (i) to assist the Company in developing and implementing financing transactions to enable the Company to purchase loans made to borrowers under the Federal Family Education Loan Program (the "Loans"); (ii) to monitor, and to the extent required, direct the Servicer in connection with its servicing of the Loans; (iii) to respond to inquiries and requests made by borrowers, educational institutions, Guarantee Agencies, the Trustee, and other parties with respect to the Loans and respond to requests by the Company's independent auditors for information concerning the Company's financial affairs;
(iv) to maintain financial records concerning the Loans and, if furnished adequate information with respect to financial affairs not related to the Loans, prepare and maintain a general ledger and financial statements for the Company;
(v) to furnish or cause to be furnished to the Company or the Trustee copies of reports received with respect to the Loans, and prepare such additional reports with respect to the Loans as the Company or the Trustee may reasonably request from time to time; (vi) to prepare for and furnish to the Company estimates of Maintenance and Operating Expenses (as defined in the Indenture) and such statistical reports and cash flow projections as may be required under the Indenture or requested by the Company; and (vii) to provide such other services with respect to administration of its program as the Company may reasonably request. The Agreement expires upon the stated maturity of the Notes. Pursuant to the Agreement, the Company paid UFS the sum of $0 during 1998 as compensation for services provided by UFS in connection with issuance of Notes. The Company also pays to UFS on the first day of each calendar month an amount equal to 0.015% of the average outstanding balance of the Loans during the preceding month. The obligation of the Company to pay fees under the Agreement is a limited obligation to be satisfied solely from distributions made by the Trustee to the Company under the terms of the Indenture. Although the Company is obligated to pay to UFS the full amount of all accrued fees, such payments are made exclusively from amounts deposited in the Operating Fund for payment of the Company's Maintenance and Operating Expenses (as defined in the Indenture). If the Company does not have funds on hand to cover the full amount of the fees due under the Agreement, then payment of the unpaid balance is deferred until there are sufficient funds available from such sources to satisfy part, or all, of the outstanding debt. The fee payable to UFS under the Agreement may be revised on January 1, 1999, and on each January 1 thereafter during the term of the Agreement. To alter the fee, UFS must provide written notice of the proposed new fee to the Company ninety (90) days prior to the next January 1. If UFS and the Company cannot reach an agreement within sixty (60) days of the receipt of the notice, either party may terminate the Agreement upon thirty (30) day's written notice to the other party. The Administrative Services Agreement has been filed as an Exhibit to this Form 10-K.

               Servicing Agreement. The Company and Union Bank entered into a Second Amended and Restated Servicing Agreement (the "Servicing Agreement") dated as of December 18, 1998. Under the Servicing Agreement, Union Bank services the Eligible Loans. Certain of the shareholders of UFS also hold an interest in the bank holding company that owns and controls Union Bank, and certain of the officers and directors of the Company are also officers and directors of Union Bank. Union Bank entered into subservicing agreements with UNIPAC and InTuitition (the "Subservicing Agreements") dated as of March 1, 1996 and December 18, 1998 respectively. Under the Subservicing Agreements, UNIPAC and InTuition, as Subservicers, assume substantially all of the duties of the Servicer under the Servicing Agreement for the term of the Servicing Agreement. Union Bank owns 80.5% of UNIPAC and its parent corporation also has the right to vote 50% of the voting stock of the parent corporation of InTuition. The Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangements) are comparable to those offered by or available to unrelated parties. The servicing fee to Union Bank is calculated using an annual asset-based charge that ranges from 0.60 to 1.25 percent of the student loan principal balance, depending on the type of loan, calculated monthly. The Servicing Agreement has been filed as an Exhibit to this Form 10-K.

               Student Loan Purchase Agreements. The Company has entered into Student Loan Purchase Agreements with Union Bank, InTuition Holdings, Inc., NHELP-I, Inc., and NEBHELP, INC. pursuant to which the Company has purchased Eligible Loans. Although Union Bank, InTuition Holdings, Inc., NHELP-I, Inc., and NEBHELP, INC. are related to the Company as described in the paragraph above, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

               The financial statements and financial statement information and schedules required by this Item are included in this report commencing on page F-1. The Report of Independent Public Accountants appears on page F-1 of this report. A schedule of Valuation and Qualifying Accounts appears on page F-14 of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

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


Exhibit No.                    Description                              Location
---------------- --------------------------------------------------- -----------

   3.1  Articles of Incorporation of the Company                             *

   3.2  Bylaws of the Company                                                *

   4.1  Form of Second Amended and Restated Indenture                        **

   4.2  Form of Supplemental Indenture                                       **

 4.2.1  1998 Supplemental Indenture by and between the Company and Zions    ***
        First National Bank

  10.1  Administrative Services Agreement, dated as of August 1, 1996,       **
        by and between Union Financial Services, Inc. and the Company

10.1.1  Amendment to Administrative Services Agreement, dated as of          **
        November 1, 1996, by and between Union Financial Services, Inc.
        and the Company

  10.2  Amended and Restated Servicing Agreement,  dated as of June 19,      **
        1996, by and between Union Bank and Trust Company and the Company

10.2.1  Second Amended and Restated  Servicing  Agreement,  dated as of     ***
        December  18,  1998 by and  between  Union Bank and Trust
        Company and the Company

  24.1  Consent of KPMG Peat Marwick LLP, Independent Auditors              ****

  27.1  Financial Data Schedule                                             ****

  99.1  Loan Sale and Commitment Agreement,  dated as of March 1, 1996,      **
        by and between Union Bank and Trust Company and the Company

  99.2  Loan Sale and Commitment Agreement,  dated as of June 19, 1996,      **
        by and between Union Bank and Trust Company and the Company

  99.3  Loan Sale and Commitment Agreement,  dated as of November 1,         **
        1996, by and between Union Bank and Trust Company and the Company


--------------------
* Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

**      Incorporated  by  reference  herein  to  the  Company's   Registration
        Statement  on  Form S-3  (File  No. 333-28551).

*** Incorporated by reference herein to the Company's current report on Form 8-K, filed January 6, 1998

****    Filed herewith.

Reports on Form 8-K

               The Company filed reports on Form 8-K during the last quarter of the period covered by this report:

          o Current report on Form 8-K, filed January 6, 1998, copies of an Underwriting Agreements between Union Financial Services-1, Inc. and Salomon Smith Barney, LLC dated as of December 16, 1998 and the 1998 Supplement Indenture of Trust by and between Union Financial Services-1, Inc. and Zions First National Bank.

          o Current reports on Form 8-K, filed December 16, 1998, filing a copy of Computational Materials in connection with the issuance by Union Financial Services-1, Inc. of its Taxable Student Loan Asset-backed Notes Series 1998.

          o Current report on Form 8-K filed December 14, 1998, filing a copy of Computational Materials, in connection with the issuance by Union Financial Services-1, Inc. of its Taxable Student Loan Asset-backed Notes Series 1998.

                          INDEX TO FINANCIAL STATEMENTS


Financial Statements of Union Financial Services-1, Inc.

Report of Independent Auditors.............................................. F-1

Balance Sheets as of December 31, 1998 and 1997 ............................ F-2

Statements of Operations for the years ended December 31, 1998 and 1997 and the period from inception (February 28, 1996) to December 31, 1996... F-3

Statement of Stockholders' Equity/Deficit for the years ended
   December 31, 1998 and 1997 and the period from inception
   (February 28, 1996) to December 31, 1996................................. F-4

Statement of Cash Flows for the years ended  December 31, 1998 and 1997 and the period from inception (February 28, 1996) to December 31, 1996... F-5

Notes to Financial Statements............................................... F-6

Valuation and Qualifying Accounts and Independent Auditors Report.......... F-14

                       UNION FINANCIAL SERVICES - 1, INC.

                              Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Union Financial Services - 1, Inc.:


We have audited the accompanying balance sheets of Union Financial Services - 1, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the period from inception (February 26, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Financial Services - 1, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from inception (February 26, 1996) to December 31, 1996, in conformity with generally accepted accounting principles.



February 19, 1999
Lincoln, Nebraska

                       UNION FINANCIAL SERVICES - 1, INC.

                                 Balance Sheets

                           December 31, 1998 and 1997


                             Assets                                      1998            1997
                                                                    ----------------  ------------
Cash and cash equivalents                                         $     664,815,085    39,542,382
Student loans receivable, net of allowance of $416,801 in 1998          639,740,073   525,005,954
Accrued interest receivable                                              11,110,808     7,735,292
Debt issuance cost, net of accumulated amortization of $1,273,986
   in 1998 and $715,252 in 1997                                           6,698,845     2,997,516
Deferred tax asset                                                          153,132            --
Other assets                                                                 46,374        11,000
                                                                    ----------------  ------------

           Total assets                                           $   1,322,564,317   575,292,144
                                                                    ================  ============

              Liabilities and Stockholders' Equity

Liabilities:
   Notes payable                                                  $   1,316,500,000   571,500,000
   Accrued interest payable                                               3,725,622     1,607,350
   Income taxes payable to parent                                           146,270       436,748
   Other liabilities                                                      1,139,945       989,819
                                                                    ----------------  ------------

           Total liabilities                                          1,321,511,837   574,533,917
                                                                    ----------------  ------------

Stockholders' equity:
   Common stock, no par value.  Authorized 1,000 shares;
     issued 1,000 shares                                                      1,000         1,000
   Retained earnings                                                      1,051,480       757,227
                                                                    ----------------  ------------

           Total stockholders' equity                                     1,052,480       758,227

Commitments and contingencies
                                                                    ----------------  ------------

           Total liabilities and stockholders' equity             $   1,322,564,317   575,292,144
                                                                    ================  ============


See accompanying notes to financial statements.

                       UNION FINANCIAL SERVICES - 1, INC.

                            Statements of Operations

             Years ended December 31, 1998 and 1997 and period from
               inception (February 28, 1996) to December 31, 1996



                                             1998         1997        1996
                                          -----------  ----------- ------------

Revenues:
   Loan interest                        $ 44,800,871   42,757,006   15,636,042
   Investment interest                     1,962,767    2,268,878    1,373,140
   Other                                      86,366      195,084       17,449
                                          -----------  ----------- ------------

           Total revenues                 46,850,004   45,220,968   17,026,631
                                          -----------  ----------- ------------

Expenses:
   Interest on notes                      34,076,786   32,782,396   11,987,255
   Loan servicing                          5,475,146    4,917,318    2,255,564
   Financing fees to parent                       --      423,112    1,919,207
   Trustee and broker fees                   950,018      915,380      550,899
   Amortization of debt issuance costs       558,734      494,106      250,992
   Amortization of loan premiums           2,008,889    1,441,526      438,584
   Other general and administrative        3,317,040    2,240,328      437,956
                                          -----------  ----------- ------------

           Total expenses                 46,386,613   43,214,166   17,840,457
                                          -----------  ----------- ------------

           Income (loss) before
              income taxes                   463,391    2,006,802     (813,826)

Income tax expense (benefit)                 169,138      710,717     (274,968)
                                          -----------  ----------- ------------

           Net income (loss)            $    294,253    1,296,085     (538,858)
                                          ===========  =========== ============


See accompanying notes to financial statements.

                       UNION FINANCIAL SERVICES - 1, INC.

                  Statements of Stockholders' Equity (Deficit)

             Years ended December 31, 1998 and 1997 and period from
               inception (February 28, 1996) to December 31, 1996

                                                                       Total
                                                       Retained    stockholders'
                                             Common    earnings        equity
                                            stock      (deficit)      (deficit)
                                           ---------   ----------   ------------

Balance at inception (February 28, 1996) $       --           --             --

Issuance of common stock                      1,000           --          1,000

Net loss                                         --     (538,858)      (538,858)
                                           ---------   ----------    -----------

Balance at December 31, 1996             $    1,000     (538,858)      (537,858)

Net income                                       --    1,296,085      1,296,085
                                           ---------   ----------    -----------

Balance at December 31, 1997                  1,000      757,227        758,227

Net income                                       --      294,253        294,253
                                           ---------   ----------    -----------

Balance at December 31, 1998             $    1,000    1,051,480      1,052,480
                                           =========   ==========    ===========


See accompanying notes to financial statements.


                       UNION FINANCIAL SERVICES - 1, INC.

                            Statements of Cash Flows

             Years ended December 31, 1998 and 1997 and period from
               inception (February 28, 1996) to December 31, 1996



                                                             1998          1997          1996
                                                         ------------- ------------- -------------
Net income (loss)                                      $      294,253     1,296,085      (538,858)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Amortization                                           2,567,623     1,935,632       689,576
     Deferred tax expense (benefit)                          (153,132)      274,968      (274,968)
     Provision for loan losses                                600,000            --            --
     (Increase) decrease in accrued interest receivable    (3,375,516)      515,533    (8,250,825)
     (Increase) decrease in other assets                      (35,374)        2,888       (13,888)
     Increase in accrued interest payable                   2,118,272       114,209     1,493,141
     (Decrease) increase in other liabilities                 150,126      (226,884)    1,216,703
     Increase (decrease) in income taxes payable to parent   (290,478)      436,748            --
                                                         ------------- ------------- -------------

       Net cash provided by (used in) operating activities  1,875,774     4,349,179    (5,679,119)
                                                         ------------- ------------- -------------

Cash flows used in investing activities:
   Purchase of student loans, including premiums         (178,538,396) (101,061,642) (515,058,073)
   Proceeds from sale of student loans                      2,056,884     6,139,464             --
   Net proceeds from student loan principal payments
     and loan consolidations                               59,138,505    59,491,767    23,572,574
                                                         ------------- ------------- -------------

          Net cash used in investing activities          (117,343,007)  (35,430,411) (491,485,499)
                                                         ------------- ------------- -------------

Cash flows provided by financing activities:
   Proceeds from issuance of common stock                           --             --         1,000
   Proceeds from issuance of notes payable                745,000,000    30,800,000   566,000,000
   Payment for debt issuance costs                         (4,260,064)     (278,971)   (3,433,797)
   Payment to defease notes payable                                 --   (25,300,000)            --
                                                         ------------- ------------- -------------

          Net cash provided by financing activities       740,739,936     5,221,029   562,567,203
                                                         ------------- ------------- -------------

          Net increase (decrease) in cash and
             cash equivalents                             625,272,703   (25,860,203)   65,402,585

Cash and cash equivalents, beginning of year               39,542,382    65,402,585            --
                                                         ------------- ------------- -------------

Cash and cash equivalents, end of year                 $  664,815,085    39,542,382    65,402,585
                                                         ============= ============= =============

Supplemental disclosures:
   Interest paid                                       $   30,351,165    32,668,187    10,494,114
                                                         ============= ============= =============

   Income taxes paid to parent                         $      611,748            --            --
                                                         ============= ============= =============


See accompanying notes to financial statements.

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


 (1)   Summary of Significant Accounting Policies and Practices

       Description of Business

       Union Financial Services - 1, Inc. (the Company), a wholly-owned subsidiary of Union Financial Services, Inc., was organized as a C Corporation on February 28, 1996 (inception date) to invest in eligible student loans issued under Title IV of the Higher Education Act of 1965 as amended (the Act). Student loans beneficially owned by the Company include those originated under the Stafford Loan Program (SLP), the Parent Loan Program for Undergraduate Students (PLUS) program, the Supplemental Loans for Students (SLS) program and loans which consolidate certain borrower obligations (Consolidation). Title to the loans is held by an eligible lender trustee under the Act for the benefit of the Company. The financed eligible loan borrowers are geographically located throughout the United States and the majority are in school or their first year of repayment.

       The notes payable outstanding are payable primarily from interest and principal payments on the student loans receivable.

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


                                                                     (Continued)
                                       F-6

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


       Income Taxes

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       The Company and its parent will file a consolidated federal tax return. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Current income tax payments are made by the Company to its parent as if the Company were a separate tax paying entity.

       Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make a number of estimates and assumptions that effect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

       Comprehensive Income

       During 1998, the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. This Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements. The Company has no sources of other comprehensive income. Therefore, the Company's comprehensive income consists solely of its net income.

 (2)   Cash and Cash Equivalents

       The Company's cash and cash equivalents at December 31, 1998 and 1997 are held by the trustee in various accounts subject to use restrictions, imposed by the indenture of trust, as shown on the following page.

                                                                     (Continued)
                                       F-7

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


                                                                          1998           1997
                                                                      -------------  -------------
   Loan Account 98A Fund - Established for the purpose of
      purchasing eligible student loans with proceeds of the
      borrowing                                                     $ 619,999,565             --
   Recycling Account Fund - Established to maintain excess
      funds for future operating needs, if necessary, and
      purchases of eligible student loans                              14,164,858      27,723,00
   Reserve Fund - Established to cure any deficiencies in the
      debt service requirements                                        26,330,011      7,706,756
   Cost of Issuance Fund - Established to pay administrative
      and issuance costs incurred with the issuance of Company debt       975,926             --
   Revenue Fund - Established for the receipt of interest
      payments on eligible student loans and investment securities
      and to pay fees and expenses incurred under the indenture         1,305,941        150,768
   Interest Fund - Established for the payment of debt
      service interest requirements                                            --             --
   Restricted Cash 97A Escrow - Excess funds required for
          potential interest payments on defeased debt (see note 4)     1,154,529      3,320,995
   Operating cash and cash equivalents                                    884,255        640,858
                                                                     ------------   ------------

                  Total cash and cash equivalents                   $ 664,815,085     39,542,382
                                                                     ============   ============

 (3)   Student Loans Receivable and Concentration of Credit Risk

       Student loans are recorded at cost, including unamortized premiums. Guaranteed loans may be made under this program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to twenty years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U. S. Treasury bill rate, and currently range from 7% to 10% dependent upon type, terms of loan agreements and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.


                                                                     (Continued)

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


       Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Should loans lose their guaranteed status and recourse provisions prove unenforceable, the unguaranteed portion has been reserved in a trustee account (Reserve Fund). Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 80% of the student loans at December 31, 1998) are insured up to 98%.

       The Company has provided for an allowance for loan loss related to those loans only guaranteed up to 98% for principal and interest. The provision is based upon historical default rates for such loans.

 (4)   Notes Payable

       The Company periodically issues taxable student loan asset-backed notes to finance the acquisition of student loans. All notes are primarily secured by the student loans receivable, related accrued interest, and other property and funds held in trust. The majority of the notes are variable rate notes with interest rates reset periodically based upon auction rates and national indices.

       The following tables summarize outstanding notes payable at December 31, 1998 and 1997 by issue:

                                                         Final         Carrying        Interest
                       1998                            maturity         amount          range
  -----------------------------------------------      ----------   --------------- ---------------
  1996A Senior Auction Rate Notes, Class A-1 and A-2    7-01-14   $   96,600,000    4.95% - 5.70%
  1996B Senior Auction Rate Notes, Class A-3 and A-4    7-01-14      128,000,000    5.38% - 5.80%
  1996C Senior Treasury Rate Notes, Class A-5           7-01-05      225,000,000    4.50% - 5.99%
  1996C Senior Auction Rate Notes, Class A-6            7-01-14       75,500,000    5.10% - 6.40%
  1996C Subordinate LIBOR Rate Notes, Class B-3         7-01-25       15,600,000    5.42% - 6.20%
  1997A Subordinate LIBOR Rate Notes, Class B-4         7-01-30       30,800,000    5.39% - 6.12%
  1998A Senior Fixed Rate Notes, Class A-7              8-01-05      125,000,000        5.48%
  1998A Senior Fixed  Rate Notes Class A-8              9-01-05      125,000,000        5.50%
  1998A Senior Fixed Rate Notes Class A-9              12-01-05      125,000,000        5.73%
  1998A Senior Auction Rate Notes Class A-10           10-01-32      100,000,000        5.80%
  1998A Senior Auction Rate Notes Class A-11           11-01-32      100,000,000        5.75%
  1998A Senior Auction Rate Notes Class A-10           12-01-32      100,000,000        5.75%
  1998B Subordinate Auction Rate Notes, Class B-5      12-01-32       70,000,000        6.15%
                                                                 ---------------

                                                                 $ 1,316,500,000
                                                                 ===============


                                                                     (Continued)

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996



                                                          Final         Carrying        Interest
                        1997                            maturity         amount          range
   -----------------------------------------------      ----------   --------------- ---------------
   1996A Senior Auction Rate Notes, Class A-1 and A-2    7/01/14   $   96,600,000    5.19% - 6.20%
   1996B Senior Auction Rate Notes, Class A-3 and A-4    7/01/14      128,000,000    5.34% - 5.91%
   1996C Senior Treasury Rate Notes, Class A-5           7/01/05      225,000,000    5.45% - 5.73%
   1996C Senior Auction Rate Notes, Class A-6            7/01/14       75,500,000    5.32% - 6.05%
   1996C Subordinate LIBOR Rate Notes, Class B-3         7/01/25       15,600,000    5.86% - 5.92%
   1997A Subordinate LIBOR Rate Notes, Class B-4         7/01/30       30,800,000    5.95% - 6.14%
                                                                     ------------

                                                                   $  571,500,000
                                                                     ============

       Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty.

       The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 1998.

       In December 1998, the Company issued $745,000,000 of Taxable Student Loan Asset-Backed Notes, Series 1998A, due in maturities from August 1, 2005 to December 1, 2032, at varying rates. The proceeds were deposited into the Loan Account Fund 98A for the purchase of eligible student loans.

       In March 1997, the Company issued $30.8 million of Taxable Student Loan Asset-Backed Notes, Series 1997A, due July 1, 2030. The proceeds were deposited in an escrow fund to provide for the defeasance of the $11.1 million of the Series 1996A Class B Subordinate Notes and $14.2 million of the Series 1996B Class B-2 Subordinate Notes, respectively, in May 1999. As a result of the transaction, the Company recognized an accounting loss of approximately $145,000 on the defeasance in 1997.

 (5)   Income Taxes

       Components of income tax expense (benefit) in 1998, 1997 and 1996 are shown on the following page.

                                                                     (Continued)
                                       F-10

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


                                          1998        1997          1996
                                       -----------  ----------   ------------

      Current:
          Federal                   $   300,265      395,099             --
          State                          22,005       40,650             --
                                       -----------  ----------   ------------

                                        322,270      435,749             --
                                       -----------  ----------   ------------

      Deferred:
          Federal                      (142,712)     256,693       (256,693)
          State                         (10,420)      18,275        (18,275)
                                       -----------  ----------   ------------

                                       (153,132)     274,968       (274,968)
                                       -----------  ==========   ============

                                    $   169,138      710,717       (274,968)
                                       ===========  ==========   ============

       The actual income tax expense (benefit) differs from the "expected" income tax expense, computed by applying the federal statutory corporate tax rates to income (loss) before income taxes for 1998, 1997 and 1996 as shown below:

                                                               1998         1997        1996
                                                            ----------   ----------   ---------

       Computed "expected" income tax expense (benefit)   $  157,553      682,313     (276,701)
       Increase (decrease) in income taxes resulting
       from:
          State taxes, net of federal income tax benefit       7,646       26,829      (12,062)
          Other                                                3,939        1,575       13,795
                                                            ----------   ----------  ----------

                                                          $  169,138      710,717     (274,968)
                                                            ==========   ==========   =========

       The Company's deferred tax assets at December 31, 1998 resulted from the future tax benefit of the loan loss allowance, not currently deductible for tax purposes. Management believes that it is more likely than not that the Company will generate sufficient future taxable income and capital gains to fully recover deferred tax assets recognized and, therefore, no valuation allowance is required. There were no deferred tax assets or liabilities at December 31, 1997.

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

o Student Loans - The fair value of student loans are estimated at amounts recently paid by the Company to acquire the loans in the market. The fair value of the student loans approximates carrying value.
                                                                     (Continued)

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


o Notes Payable - The fair value of the notes payable approximates carrying value due to the nature of the financing arrangement. The terms of the arrangement specify that the outstanding debt is callable at par at specified interest payment dates.

 (7)   Guarantee Agencies

       As of December 31, 1998 and 1997, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc. and Kentucky Higher Education Assistance Authority and the United Student Aid Fund were the primary guarantors, guaranteeing approximately 88% and 75%, respectively, of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1992, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

 (8)   Recent Student Loan Legislation

       The Company was organized pursuant to provisions of the Act and as such, may be subject to legislative changes. Legislative changes affecting competition, loan asset characteristics, debt structure provisions and regulatory compliance may from time to time affect the operations of the Company. The Act expired September 1998 and was reauthorized with certain amendments effective October 1, 1998. These amendments included certain provisions for changes in the existing Federal Family Loan Program which included changes to interest rates, special allowance payments and guarantee fees that could have a material effect on the financial statements.

 (9)   Purchase Commitments

       The Company has entered into a put option agreement with Union Bank and Trust Company (UB&T) to purchase up to $3 million of eligible student loans at 101% of the principal amount. These eligible loans may consist of loans owned by UB&T in its individual capacity or in its capacity as trustee of certain grantor trusts in its trust department. No amounts were purchased under this agreement in 1998 and 1997.

(10)   Related Parties

       Certain owners and directors of the Company are also officers and directors of UB&T which owns 80.5% of UNIPAC Service Corporation (UNIPAC). All loans currently held were purchased from UB&T.

       Under the terms of an agreement, the Company contracts all loan servicing through UB&T. UNIPAC has been contracted as the sub-servicer by UB&T. Fees paid to UB&T are calculated using an annual asset-based charge ranging from .60% to 1.25% of the student loan principal balance, calculated monthly. At December 31, 1998 and 1997, $506,274 and $867,066, respectively, was payable to UB&T for loan servicing and is included in other liabilities. In 1998, the Company also paid approximately $385,000 to UB&T for services provided in connection with the purchase of eligible student loans.

                                       F-12
                                                                     (Continued)

                       UNION FINANCIAL SERVICES - 1, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996

       The Company incurred fees to its parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015% of the average outstanding loan balance to be paid monthly. In addition, the parent has provided additional services to the Company on an as-needed transactional basis. These fees amounted to approximately $953,000, $1,330,000 and $2,135,000 in 1998, 1997 and 1996,
       respectively. At December 31, 1998, the amount payable to its parent is approximately $210,000.

(11)   Subsequent Event

       On January 4, 1999, the Company purchased approximately $622 million of eligible loans, including approximately $8.7 million of purchased interest and $14.9 million of loan premiums. Approximately $399 million of these loans were purchased from related parties at prices equivalent to those available in the market.

                                                                 Schedule I
                       UNION FINANCIAL SERVICES - 1, INC.

                        Valuation and Qualifying Accounts

             Years ended December 31, 1998 and 1997 and period from
               inception (February 28, 1996) to December 31, 1996




                                                Additions
                                   Balance at  charged to     Loans   Balance at
                                  beginning of  costs and    charged    end of
          Description                 year      expenses       off*      year
                                  ------------ ------------ --------- ---------

Year ended December 31, 1998,
   allowance deducted from asset
   accounts, allowance for
   loan losses                     $        --     600,000   (183,199)   416,801
                                    =========== ==========   ========= =========

Year ended December 31, 1997,
   allowance deducted from asset
   accounts, allowance for
   loan losses                     $        --     133,408  (133,408)         --
                                   =========== ===========  ========= ==========

Period from inception to December 31,
  1996, allowance deducted from asset
   accounts, allowance for
   loan losses                     $        --       4,441    (4,441)         --
                                   =========== ===========  ========== =========


* Loans charged off are net of recoveries.

 Independent Auditors' Report



The Board of Directors
Union Financial Services - 1, Inc.


Under date of February 19, 1999, we reported on the balance sheets of Union Financial Services - 1, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity and cash flows for each of the years ended December 31, 1998 and 1997 and the period from inception (February 28, 1996) to December 31, 1996, as contained in the 1998 annual report. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned financial statements, we also audited the related accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Lincoln, Nebraska
February 19, 1999

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNION FINANCIAL SERVICES-1, INC.



                                   By: /s/ Michael S. Dunlap
                                     ------------------------------------
                                     Michael S. Dunlap, Chairman of the Board
                                    (Principal Executive Officer)



                                   By: /s/ Ronald W. Page
                                     ------------------------------------
                                    Ronald W. Page, Vice President (Principal
                                    Financial and Accounting Officer)


                                    Date:  March 31, 1999

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                    Title                   Date
        -----------------           ------------------           ---------

By: /s/ Michael S. Dunlap          Chairman of the Board         March 31, 1999
------------------------           (Principal Executive
       Michael S. Dunlap           Officer)

By: /s/ Stephen F. Butterfield     President and Director        March 31, 1999
-------------------------------
      Stephen F. Butterfield


By: /s/ Ronald W. Page             Vice-President, Secretary,    March 31, 1999
---------------------              Treasurer and Director
      Ronald W. Page               (Principal Financial and
                                   Accounting Officer)


By: /s/ Ross Wilcox                Director                      March 31, 1999
--------------------------
      Ross Wilcox


By:/s/ Paul Hoff                   Director                      March 31, 1999
--------------------------
      Dr. Paul Hoff