Form 10-Q
period 1999-03-31
UNION FINANCIAL SERVICES I INC
filed 1999-05-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 1999
                              ----------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from ______________________________________________

Commission file number __ 333-08929____________________


                        UNION FINANCIAL SERVICES-1, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                               86-0817755
        -------------                                           ----------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                              Identification No.)

           1801 California Street, Suite 3920, Denver, Colorado 80202
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 292-6930
                              ---------------------
              (Registrant's telephone number, including area code)

         6991 East Camelback Road, Suite B290, Scottsdale, Arizona 85251
         -----------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the
               issuer's classes of common stock, as of the latest
                                practicable date.

      Class of Stock                                    Amount Outstanding
      ---------------                                   ------------------
Common Stock, No par value                        1,000 Shares of Common Stock
                                                         as of May 1, 1999

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I. - FINANCIAL INFORMATION

  Item 1. Financial Statements

           Balance Sheets as of March 31, 1999 and
             December 31, 1998..............................................3
           Statements of Operations for the three months ended
             March 31, 1999 and 1998........................................4
           Statements of Stockholder's Equity for the three
             months ended March 31, 1999....................................5
           Statements of Cash Flows for the three months ended
             March 31, 1999 and 1998........................................6
           Note to Financial Statements.....................................7


  Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..................................................8


  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......11

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings.................................................12
  Item 2.Changes in Securities.............................................12
  Item 3.Defaults upon Senior Securities...................................12
  Item 4.Submission of Matters to a Vote
                of Security Holders........................................12
  Item 5.Other Information.................................................12
  Item 6.Exhibits and Reports on Form 8-K..................................12

UNION FINANCIAL SERVICES-1, INC.
BALANCE SHEETS
March 31, 1999 (Unaudited) and December 31, 1998


--------------------------------------------------------------------------------

                             ASSETS                 March 31,       December 31,
                                                       1999              1998
                                                   (Unaudited)
                                                 ----------------- -------------
Cash and cash equivalents                         $   93,218,085   $ 664,815,085

Student loans receivable including net premiums,   1,208,633,005     639,740,073
net of allowance for loan losses

Accrued interest receivable                           21,458,021      11,110,808

Debt issuance cost, net of accumulated amortization    6,772,360       6,698,845

Other assets                                             178,228         199,506
                                                   -------------   -------------
        Total assets                              $1,330,259,699  $1,322,564,317
                                                   =============   =============


              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                             $1,316,500,000  $1,316,500,000

        Accrued interest payable                       4,108,895       3,725,622

        Income taxes payable                           1,523,384         146,270

        Other liabilities                              2,871,946       1,139,945
                                                   -------------   -------------
               Total liabilities                  $1,325,004,225  $1,321,511,837
                                                   =============   =============

Stockholder's equity:

        Common stock, no par value.
        Authorized 1,000 shares;
        issued and outstanding 1,000 shares             $  1,000        $  1,000

        Additional paid in capital                     1,920,000              --

        Retained earnings                              3,334,474       1,051,480
                                                    ------------    ------------

               Total stockholder's equity              5,255,474       1,052,480
                                                    ------------     -----------
               Total liabilities and
                 stockholder's equity             $1,330,259,699  $1,322,564,317
                                                   =============   =============

        See accompanying note to financial statements.

UNION FINANCIAL SERVICES-1, INC.
STATEMENTS OF OPERATIONS
Three months ended March 31, 1999 and 1998
(Unaudited)

                                                         1999           1998
                                                         ----           ----
Revenues:
        Loan interest                                $25,069,653     $10,722,682
        Investment interest                            1,631,371         359,177
        Other                                             71,385          11,227
                                                     -----------     -----------
        Total revenues                                26,772,409      11,093,086
                                                      ==========      ==========

Expenses:
        Interest on notes                             16,279,782       8,257,636
        Loan servicing                                 2,636,891       1,324,182
        Financing fees to parent                         460,084         231,212
        Trustee and broker fees                          486,274         227,133
        Amortization of debt issuance costs              319,770         124,387
        Amortization of loan premiums                  1,363,700         376,826
        Other general and administrative               1,581,864         433,030
                                                      ----------      ----------
               Total expenses                         23,128,365      10,974,406
                                                      ==========      ==========

               Income before income taxes              3,644,044         118,680

Income tax expense                                     1,361,050          43,318
                                                      ----------     -----------

Net income                                           $ 2,282,994     $    75,362
                                                      ==========     ===========

Basic and diluted net income per common share        $228.30           $75.36
                                                      ======            =====



UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
Three months ended March 31, 1999 (Unaudited)



                                                       ADDITIONAL                     TOTAL
                                           COMMON       PAID IN       RETAINED    STOCKHOLDER'S
                                             STOCK      CAPITAL       EARNINGS       EQUITY
                                         ----------- ------------- ------------ ----------------

Balances at December 31, 1998                $1,000                 $1,051,480       $1,052,480

Capital contribution from Parent                       $1,920,000                     1,920,000

Net income, three months ended March 31,
1999 (Unaudited)                                                     2,282,994        2,282,994
                                             ------   -----------    ---------        ---------

Balance at March 31, 1999 (Unaudited)        $1,000    $1,920,000   $3,334,474       $5,255,474
                                              =====     =========    =========        =========


See accompanying note to financial statements.


UNION FINANCIAL SERVICES-1, INC.
STATEMENTS OF CASH FLOWS
Three months ended March 31, 1999 and 1998
(Unaudited)
                                                                      1999          1998
                                                                      ----          ----
Net Income                                                      $   2,282,994    $    75,362

Adjustments  to reconcile net income to net cash
used in operating activities:
Amortization                                                        1,683,470        501,213
(Decrease) increase in accrued interest receivable                (10,347,213)      (817,506)
(Increase) decrease in other assets                                    21,278         (2,990)
Provision for loan losses, net of charge offs                          54,385        107,796
Increase in accrued interest payable                                  383,273         10,545
Decrease in other liabilities                                       1,732,001      (408,405)
Decrease in income taxes payable                                    1,377,114      (393,430)
                                                                   ----------      ---------
        Net cash used in operating activities                    $ (2,812,698)   $  (927,415)
                                                                  ===========     ==========

Cash flows used in investing activities:
Purchase of student loans, including premiums                    (613,059,305)   (35,429,570)
Proceeds from sale of student loans                                 5,366,729             --
Net proceeds  from student loan  principal
payments and loan consolidations                                   37,381,560     14,956,251
                                                                 ------------     ----------
        Net cash used in investing activities                   $(570,311,016)  $(20,473,319)
                                                                  ===========     ==========

Cash flows provided by financing activities:
Capital contribution from Parent                                    1,920,000             --
Payment for debt issuance costs                                      (393,286)            --
                                                                  -----------     ----------
        Net cash provided by financing activities                   1,526,714             --
                                                                  ===========     ==========

Net decrease in cash and cash equivalents                        (571,597,000)   (21,400,734)

Cash and cash equivalents, beginning of period                    664,815,085     37,542,382
                                                                  -----------     ----------

Cash and cash equivalents, end of period                         $ 93,218,085    $18,141,647
                                                                  ===========     ==========

See accompanying note to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
NOTE TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1999


(1)    BASIS OF PRESENTATION

     The accompanying financial statements of Union Financial Services-1, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 1998 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        The Company was formed on February 28, 1996 solely for the purpose of acquiring, holding and selling from time to time, student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1964. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). Since its inception, the Company has issued five (5) series of Notes consisting of seventeen (17) classes. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

        The assets of the Company consist primarily of student loans. At December 31, 1998, the Company held approximately $631 million in student loans. On January 4, 1999, the Company purchased approximately $622 million of student loans, including approximately $8.7 million of purchased interest and $14.9 million of loan premiums. Approximately $399 million of those loans were purchased from related parties at prices equivalent to those available in the market.

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998.

        Revenues. Revenues for the three months ended March 31, 1999, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $14,346,971 from $10,722,682 for the three months ended March 31, 1998 to $25,069,653 for the three months ended March 31, 1999. The increase in revenues is attributable to the acquisition of additional student loans by the Company during the period. The amount of interest reported for the three months ended March 31, 1999 was derived from student loans in an aggregate principal amount of approximately $1,219,561,000. The Company's average net investment in student loans during the three months ended March 31, 1999 and March 31, 1998 was approximately $1,204,834,002 and $520,408,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended March 31, 1999 and March 31, 1998 was approximately 8.32% and 8.24%, respectively. The Company also received investment income and other income in the amounts of $1,631,371 and $71,385, respectively, for the three months ended March 31, 1999 and $359,177 and $11,227, respectively, for the three months ended March 31, 1998.

       Expenses. The Company's expenses consist primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $8,022,146 from $8,257,636 for the three months ended March 31, 1998 to $16,279,782 for the three months ended March 31, 1999. This increase in expenses is attributable to the issuance of additional Notes in the fourth quarter of 1998. For the three months ended March 31, 1999 and March 31, 1998, the Company's average debt outstanding was approximately $1,316,500,000 and $571,500,000, respectively, and the average annual cost of borrowings was approximately 4.95% and 5.78%, respectively. The Company also made payments for loan servicing fees to Union Bank and financing fees to its parent company, Union Financial Services, Inc., in the amount of $2,636,891 and $160,084, respectively, for the three months ended March 31, 1999 as compared to $1,324,182 and $231,212 respectively, for the three months ended March 31, 1998. The increase in loan servicing fees is the result of the servicing of additional student loans and the decrease in financing fees is directly related to reduced financing activity. Income tax expense amounted to $1,361,050 for the three months ended March 31, 1999 compared to $43,318 for the three months ended March 31, 1998. The increase in tax expense was a result of higher net income for the three months ended March 31, 1999.

        Net Income. The Company had net income of $2,282,994 for the three months ended March 31, 1999 and $75,362 for the three months ended March 31, 1998.

        For the three months ended March 31, 1999, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

Liquidity and Capital Resources

      Student loans held by the Company are pledged as collateral for the Notes, under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment income earned on the student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Reserve Fund is fully funded under the terms of the Indenture.

       It is anticipated that regular payments under the terms of the student loans, as well as early prepayment, will reduce the number of student loans held in the trust estate created under the Indenture. The Company is authorized under the Indenture to use principal receipts from student loans to purchase additional student loans until April 1, 2002. Thereafter, principal receipts from student loans will be used to redeem Notes. The Company also plans to issue additional Notes the proceeds of which will be used to acquire additional student loans.

Year 2000 Compliance.

        We cannot now determine whether the Year 2000 issue will have a material adverse effect on our business operations. The conduct of our business in relationship to purchasing loans or administering the loans we own is not significantly dependent on our own computer programs. However, our loan servicers, Indenture Trustee, the Guarantee Agencies guaranteeing our student loans, and the Department of Education all rely heavily on computer programs and systems for processing transactions related to student loans.

        We have made inquiry of the Indenture Trustee, and the servicer and subsubservicer of our loans concerning the Year 2000 issue, and have received assurances that they are, or are working to become, Year 2000 compliant. We are aware that the Guarantee Agencies and Department of Education are working to address the Year 2000 issue. The Department of Education has indicated that all of its data systems are Year 2000 compliant. However, we cannot provide any assurance that the Department of Education, the Guarantee Agencies, the Indenture Trustee or the servicer or subservicer will not be adversely affected by the arrival of the Year 2000. We cannot influence or control the efforts of third parties to address the Year 2000 issue, nor can we terminate our dependence on the servicer, subservicer, Guarantee Agencies or Department of Education. Under the reasonably likely worst case scenario, the arrival of the Year 2000 could delay our receipt of principal and interest payments on our student loans and the receipt of claims payments from the Guarantee Agencies. If that delay continues for a prolonged period, we may be unable to make timely payments of principal and interest due on our Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's assets consist almost entirely of student loans. Those student loans are subject to market risk in that the cash flows generated by the student loans can be affected by changes in interest rates. The student loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91 day Treasury Bill Rate") plus a margin specified for each student loan. Thus, if interest rates generally increase, the Company would expect to receive greater interest payments on its student loans, and if interest rates generally decrease, the Company would expect the interest payments it receives to be reduced. The Company does not hold any of its assets for trading purposes.

          The Company attempts to manage its interest rate risk by funding its portfolio of student loans with variable rate debt instruments. The majority of the Notes bear interest at a rate that is reset periodically by means of auction procedures, or by reference to the London Interbank Offered Rate ("LIBOR") or a specified Treasury rate, plus an applicable margin. By funding the, student loans with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its student loans and its interest payment obligations under the Notes. Thus, in an environment of generally declining interest rates, the Company should receive lower interest payments on its student loans, but the interest payments due on the Notes should also be lower.

      The interest rates on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The interest rates on each series of LIBOR Rate Notes and Treasury Rate Notes is based generally on the LIBOR Rate or Treasury Rate then in effect for the applicable interest rate period. The student loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such student loans. As a result of the differences between the indices used to determine the interest rates on student loans and the interest rates on the Notes, there could be periods of time when the rates on student loans are inadequate to generate sufficient cash flow to cover the interest on the Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, the interest rates on student loans may not increase as quickly as the variable interest rates with respect to the Notes. Further, LIBOR or auction rates may rise more quickly than the 91-day Treasury Bill Rate. If there is a decline in the rates on student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

         The Company has conducted a sensitivity analysis to determine what effect differing changes of the interest rates on student loans and the Notes would be on its cash flows and its resulting ability to pay the principal and interest due on the Notes.

        The Company's management case cash flow was prepared assuming a 60 basis point spread between Treasury bills and LIBOR. In this analysis the net present value of the estimated issuer withdrawals at the five-year treasury bill rate on December 15th, 1999 (4.34%) plus 100 basis points was $27,132,810. When this spread was increased by 10 basis points to 70, the net present value of the cash flow was reduced to $23,543,053, or a reduction of $3,589,757 of the estimated issuer withdrawals.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        By written consent in lieu of meeting dated March 11, 1999, the Company's sole shareholder reelected Messrs: Dunlap, Butterfield, Page, Wilcox and Hoff as directors of the Company.

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

Exhibit No.                    Description                              Location
---------------- --------------------------------------------------- -----------

   3.1  Articles of Incorporation of the Company                             *

   3.2  Bylaws of the Company                                                *

   4.1  Second Amended and Restate Indenture by and between the             ***
        Company and Norwest Bank Minnesota, N.A.

   4.2  Series 1996C Supplemental Indenture by and between the Company      ***
        and Norwest Bank Minnesota, N.A.

 4.2.1  1998 Supplemental Indenture by and between the Company and         ****
        Zions First National Bank

  10.1  Administrative Services Agreement, dated as of August 1, 1996,       **
        by and between Union Financial Services, Inc. and the Company

10.1.1  Amendment to Administrative Services Agreement, dated as of          **
        November 1, 1996, by and between Union Financial Services, Inc.
        and the Company

  10.2  Amended and Restated Servicing Agreement,  dated as of June 19,      **
        1996, by and between Union Bank and Trust Company and the Company

10.2.1  Second Amended and Restated  Servicing  Agreement,  dated as of    *****
        December  18,  1998 by and  between  Union Bank and Trust
        Company and the Company

  27.1  Financial Data Schedule                                            *****


--------------------
* Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

**      Incorporated  by  reference  herein   to   the  Company's   Registration
        Statement  on  Form S-3  (File  No. 333-28551).

*** Incorporated by reference herein to the Company's current report on Form 8-K, filed January 7, 1997.

**** Incorporated by reference herein to the Company's current report on Form 8-K, filed January 6, 1999.

*****   Filed herewith.

Reports on Form 8-K

          The Company filed reports on Form 8-K during the three months covered by this report:

          o Current report on Form 8-K, filed January 6, 1999, containing copies of an Underwriting Agreement between Union Financial
               Services-1, Inc. and Salomon Smith Barney, LLC dated as of December 16, 1998 and the 1998 Supplement Indenture of Trust by and between Union Financial Services-1, Inc. and Zions First National Bank.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNION FINANCIAL SERVICES-1, INC.



                                   By:/s/ Stephen F. Butterfield
                                      ----------------------------------------
                                       Stephen F. Butterfield, President
                                      (Principal Executive Officer)



                                   By:/s/ Ronald W. Page
                                      ----------------------------------------
                                      Ronald W. Page, Vice President (Principal
                                      Financial and Accounting Officer)


                                   Date: May 14, 1999