Form 10-Q
period 1999-06-30
UNION FINANCIAL SERVICES I INC
filed 1999-08-16
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 1999
                              ----------------

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

                                      N/A
         -----------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


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

      Class of Stock                                    Amount Outstanding
      ---------------                                   ------------------
Common Stock, No par value                        1,000 Shares of Common Stock
                                                         as of August 1, 1999

                        UNION FINANCIAL SERVICES-1, INC.

                                      INDEX

                                                                        Page No.

PART I. - FINANCIAL INFORMATION

  Item 1.Financial Statements

                    Balance Sheets as of June 30, 1999 and
                      December 31, 1998........................................3
                    Statements of Operations for the three months ended
                      and six months ended June 30, 1999 and 1998..............4
                    Statements of Stockholder's Equity for the six months
                      ended June 30, 1999......................................5
                    Statements of Cash Flows for the six months ended
                      June 30, 1999 and 1998...................................6
                    Note to Financial Statements...............................7


  Item 2.Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................8

  Item 3.Quantitative and Qualitative Disclosures About Market Risk ...........9

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings....................................................12
  Item 2.Changes in Securities................................................12
  Item 3.Defaults upon Senior Securities......................................12
  Item 4.Submission of Matters to a Vote of Security Holders..................12
  Item 5.Other Information....................................................12
  Item 6.Exhibits and Reports on Form 8-K.....................................12


UNION FINANCIAL SERVICES-1, INC.
BALANCE SHEETS
June 30, 1999  and December 31, 1998


--------------------------------------------------------------------------------------------

                             ASSETS                           June 30,        December 31,
                                                                1999              1998
                                                            (Unaudited)
                                                            --------------- -----------------
Cash and cash equivalents                                     $ 58,426,373     $ 664,815,085

Student loans receivable including net premiums, net of
allowance for loan losses                                    1,232,294,509       639,740,073

Accrued interest receivable                                     23,265,540        11,110,808

Debt issuance cost, net of accumulated amortization              6,447,463         6,698,845

Other assets                                                       726,651           199,506
                                                            --------------     -------------
        Total assets                                        $1,321,160,536    $1,322,564,317
                                                            ==============    ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                       $1,310,500,000    $1,316,500,000

        Accrued interest payable                                 3,406,344         3,725,622

        Income taxes payable                                            --           146,270

        Other liabilities                                        1,657,599         1,139,945
                                                            --------------     -------------
               Total liabilities                            $1,315,563,943    $1,321,511,837
                                                            --------------    --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares;
        issued 1,000 shares                                      $   1,000          $  1,000

        Additional Paid in Capital                               1,920,000                --

        Retained earnings                                        3,675,593         1,051,480
                                                            --------------     -------------
               Total stockholder's equity                        5,596,593         1,052,480
                                                            --------------     -------------
               Total liabilities and stockholder's equity   $1,321,160,536    $1,322,564,317
                                                            ==============    ==============

        See accompanying notes to financial statements.



UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF OPERATIONS
Three months ended and six months ended June 30, 1999 and 1998
(Unaudited)

------------------------------------------------------------------------------------------------------

                                                    Three Months Ended          Six Months Ended
                                              --------------------------- ----------------------------

                                             June 30, 1999  June 30, 1998  June 30, 1999 June 30, 1998
Revenues:                                    -------------  -------------  ------------- -------------

        Loan interest                          $25,065,909   $11,016,122    $50,135,562   $21,738,803

        Investment interest                        670,322       294,344      2,301,693       653,521

        Other                                       89,621        35,055        161,006       46,282
                                                ----------   -----------     ----------    ----------

               Total revenues                   25,825,852    11,345,521     52,598,261    22,438,606
                                                 ----------   -----------     ----------    ----------

Expenses:

        Interest on notes                       17,477,214     8,282,127     33,756,996    16,529,763

        Loan servicing                           2,755,373     1,362,202      5,392,264     2,686,384

        Financing fees to parent                 1,234,196       238,951      1,694,280       470,163

        Trustee and broker fees                    525,206       233,863      1,011,480       460,996

        Amortization of debt issuance costs        324,897       124,387        644,667       248,773

        Amortization of loan premiums            1,195,068       583,359      2,558,768       960,185

        Other general and administrative         1,769,414       413,239      3,351,278       856,269
                                                 ---------       -------      ---------       -------

               Total expenses                   25,281,368    11,238,128     48,404,733    22,212,533
                                                ----------    ----------     ----------    ----------


        Income before income taxes                 544,484       107,393      4,188,528       226,073


Income tax expense                                 203,365        39,198      1,564,415        82,517
                                                   -------        ------      ---------        ------

        Net Income                                $341,119       $68,195     $2,624,113      $143,556
                                                  ========       =======     ==========      ========


        See accompanying notes to financial statements.


UNION FINANCIAL SERVICES-1, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
Six months ended June 30, 1999 (Unaudited)



---------------------------------------------------------------------------------------------

                                                    ADDITIONAL                     TOTAL
                                     COMMON STOCK    PAID IN      RETAINED      STOCKHOLDER'S
                                                     CAPITAL      EARNINGS         EQUITY
                                     ------------ -------------- ------------  ------------

Balances at December 31, 1998            $1,000         --       $1,051,480     $1,052,480

Capital contribution from Parent            --      1,920,000         --         1,920,000
                                          -----     ---------     ---------      ---------

Net income, six months ended June
30, 1999                                   --                     2,624,113      2,624,113
                                          -----     ---------     ---------      ---------

Balance at June 30, 1999                 $1,000    $1,920,000    $3,675,593     $5,596,593
                                          =====    ==========   ===========     ==========


See accompanying notes to financial statements.


UNION FINANCIAL SERVICES - 1, INC.
STATEMENTS OF CASH FLOWS
Six months ended June 30, 1999 and 1998
(Unaudited)

----------------------------------------------------------------------------------------
                                                                  1999              1998
                                                                  ----              ----
Net income                                                    $ 2,624,113        $ 143,556

Adjustments to reconcile net income to net cash
used in operating activities:
    Amortization                                                3,203,435        1,208,958
    Provision for loan losses, net of charge offs                 367,821          210,583
    Increase in accrued interest receivable                   (12,154,733)      (1,206,858)
    (Increase) decrease in other assets                            46,107          (37,990)
    Increase (decrease) in accrued interest payable              (319,278)          23,014
    Increase (decrease) in other liabilities                      517,654         (372,986)
    Decrease in income tax payable                               (719,521)        (354,231)
                                                                ---------        ---------
        Net cash used in operating activities                  (6,434,402)        (385,954)
                                                                ---------        ---------

    Cash flows used in investing activities:
      Purchase of student loans, including premiums          (691,844,677)     (56,244,000)
      Proceeds from student loan principal sales               16,590,748          664,772
      Net proceeds from student loan principal payments and
      loan consolidations                                      79,772,905       32,170,335
                                                             ------------     ------------
        Net cash used in investing activities                (595,481,084)     (23,408,893)
                                                             ------------     ------------
    Cash flows provided by financing activities:
      Capital contribution from parent                          1,920,000
      Payments on debt                                         (6,000,000)             -
      Debt issuance costs                                        (393,286)             -
                                                               ----------       ----------
        Net cash used in financing activities                  (4,473,286)             -
                                                               ----------       ----------

Net decrease in cash and cash equivalents                    (606,388,712)     (23,794,847)
                                                              -----------       ----------

Cash and cash equivalents, beginning of period                664,815,085       39,542,382

Cash and cash equivalents , end of period                      58,426,373       15,747,485
                                                               ==========       ==========

See accompanying notes to financial statements.

UNION FINANCIAL SERVICES - 1, INC.
NOTE TO FINANCIAL STATEMENTS (Unaudited)
June 30,  1999


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of Union Financial Services-1, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 1998 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.

(2)     SUBSEQUENT EVENT

        In July 1999, the company issued Taxable Student Loan Asset-Backed Auction Rate Certificate Notes in the aggregate principal amount of approximately $278 million. The Company used the net proceeds of the offering to purchase student loans. All of the student loans were purchased from related parties at prices equivalent to those available in the market.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OR OPERATIONS.

General

        The Company was formed on February 28, 1996, solely for the purpose of acquiring, holding and selling from time to time student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

        The assets of the Company consist primarily of student loans. At June 30, 1999, the Company held approximately $1.2 billion in student loans. On July 1, 1999, the Company issued $278,700,000 of its Series 1999 Notes and used the proceeds to purchase approximately $277 million of student loans, including approximately $6 million of purchased interest and $6 million of loan premiums. All of those loans were purchased from related parties at prices equivalent to those available in the market.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

        Revenues. Revenues for the three months ended June 30, 1999, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $14,049,787 from $11,016,122 for the three months ended June 30, 1998 to $25,065,909 for the three months ended June 30, 1999. The increase in revenues is attributable to the acquisition of additional student loans by the Company in the fourth quarter of 1998 and the first quarter of 1999. The amount of interest reported for the three months ended June 30, 1999 was derived from student loans in an aggregate principal amount of approximately $1,210,827,000. The Company's average net investment in student loans during the three months ended June 30, 1999 and June 30, 1998 was approximately $1,192,980,000 and $531,851,000 respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended June 30, 1999 and June 30, 1998 was approximately 8.40% and 8.29% respectively. The Company also earned investment income and other income in the amounts of $670,322 and $89,621, respectively, for the three months ended June 30, 1999 and $294,344 and $35,055, respectively, for the three months ended June 30, 1998.

        Expenses. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $9,195,087 from $8,282,127 for the three months ended June 30, 1998 to $17,477,214 for the three months ended June 30, 1999. This increase in expenses is attributable to the issuance of additional Notes in the fourth quarter of 1998. For the three months ended June 30, 1999 and June 30, 1998, the Company's average debt outstanding was approximately $1,313,533,000 and $571,500,000, respectively, and the average annual cost of borrowings was approximately 5.32% and 5.80% respectively. The Company also incurred loan servicing fees to Union Bank and Trust Company and financing fees to Union Financial Services, Inc., its parent company, in the amount of $2,755,373 and $1,234,196, respectively, for the three months ended June 30, 1999 as compared to $1,362,202 and $238,951 respectively, for the three months ended June 30, 1998. The increase in loan servicing fees is directly related to the servicing of additional student loans and the increase in financing fees is directly related to increased financing activity. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $525,206, $324,897, and $1,195,068, respectively, for the three months ended June 30, 1999 as compared to $233,863, $124,387 and $583,359, respectively, for the three months ended June 30, 1998. Other general and administrative expenses amounted to $1,769,414 for the three months ended June 30, 1999 as compared to $413,239 for the three months ended June 30, 1998. The increase in these expenses directly relates to the increased activity of the Company's business. Income tax expense amounted to $203,365 for the three months ended June 30, 1999 compared to $39,198 for the three months ended June 30, 1998. The increase in tax expense was a result of higher net income before income taxes for the three months ended June 30, 1999.

        Net Income. The Company had net income of $341,119 for the three months ended June 30, 1999 and $68,195 for the three months ended June 30, 1998.

        For the three months ended June 30, 1999, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

        Revenues. Revenues for the six months ended June 30, 1999, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by approximately $28,397,000 from $21,738,803 for the six months ended June 30, 1998 to $50,135,562 for the six months ended June 30, 1999. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the fourth quarter of 1998 and the first quarter of 1999. The amount of interest reported for the six months ended June 30, 1999 was derived from student loans in an aggregate principal amount of approximately $1,210,827,000. The Company's average net investment in student loans during the six months ended June 30, 1999 and June 30, 1998 was approximately $1,198,907,000 and $526,130,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the six months ended June 30, 1999 and June 30, 1998 was approximately 8.36% and 8.26%, respectively. The Company also earned investment income and other income in the amounts of $2,301,693 and $161,006 respectively, for the six months ended June 30, 1999 and $653,521 and $46,272, respectively, for the six months ended June 30, 1998.

        Expenses. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Interest expense on the Company's outstanding Notes increased by $17,227,233 from $16,529,763 for the six months ended June 30, 1998 to $33,756,996 for the six months ended June 30, 1999. This increase in expenses is directly attributable to the issuance of additional Notes in the fourth quarter of 1998. The Company's average debt outstanding was approximately $1,313,533,000 and the average annual cost of borrowings was approximately 5.13% for the six months ended June 30, 1999. The Company also made payments for loan servicing fees to Union Bank and Trust Company and financing fees to Union Financial Services, Inc. in the amount of $5,392,264 and $1,694,280, respectively, for the six months ended June 30, 1999 as compared to $2,686,384 and $470,163, respectively, for the six months ended June 30, 1998. The increase in loan servicing fees is directly related to the servicing of additional student loans and the increase in administration and financing fees is directly related to increased financing activity. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $1,011,480, $644,667, and $2,558,768, respectively, for the six months ended June 30, 1999 as compared to $460,996, $248,773 and $960,185, respectively, for the six months ended June 30, 1998. Other general and administrative expenses amounted to $3,351,278 for the six months ended June 30, 1999 as compared to $856,269 for the six months ended June 30, 1998. The increase in these expenses directly relates to the increased activity of the Company's business. Income tax expense amounted to $1,564,415 for the six months ended June 30, 1999 as compared to $82,517 for the six months ended June 30, 1998. The increase in tax expense was a result of higher net income before income taxes for the six months ended June 30, 1999.

         Net Income. The Company had net income of $2,624,113 for the six months ended June 30, 1999 as compared to $143,556 for the six months ended June 30, 1998.

        For the six months ended June 30, 1999, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

Liquidity and Capital Resources

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Reserve Fund is fully funded under the terms of the Indenture.

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

Year 2000 Compliance.

        The Company cannot determine whether the Year 2000 issue will have a material adverse effect on its business operations. The conduct of the Company's business in relationship to purchasing loans or administering the loans it owns is not significantly dependent on the Company's own computer programs. However, the Company's loan servicers, the trustee under the indenture for the Notes, the guarantee agencies guaranteeing the Company's student loans, and the Department of Education all rely heavily on computer programs and systems for processing transactions related to student loans.

        The Company has made inquiry of the trustee and the servicer and subsubservicers of its loans concerning the Year 2000 issue, and has received assurances that they are, or are working to become, Year 2000 compliant. The Company is aware that the guarantee agencies and Department of Education are working to address the Year 2000 issue. The Department of Education has indicated that all of its data systems are Year 2000 compliant. However, the Company cannot provide any assurance that the Department of Education, the guarantee agencies, the trustee or the servicer or subservicers will not be adversely affected by the arrival of the Year 2000. The Company cannot influence or control the efforts of third parties to address the Year 2000 issue, nor can the Company terminate its dependence on the servicer, subservicers, guarantee agencies or Department of Education. Under the reasonably likely worst case scenario, the arrival of the Year 2000 could delay the Company's receipt of principal and interest payments on its student loans and the receipt of claims payments from the guarantee agencies. If that delay continues for a prolonged period, the Company may be unable to make timely payments of principal and interest due on its Notes.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. Management does not believe that adoption of this Statement will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's assets consist almost entirely of student loans. Those student loans are subject to market risk in that the cash flows generated by the student loans can be affected by changes in interest rates. The student loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91 day Treasury Bill Rate") plus a margin specified for each student loan. Thus, if interest rates generally increase, the Company would expect to earn greater interest on its student loans, and if interest rates generally decrease, the Company would expect the interest that it earns to be reduced. The Company does not hold any of its assets for trading purposes.

        The Company attempts to manage its interest rate risk by funding its portfolio of student loans with variable rate debt instruments. The majority of the Notes bear interest at a rate that is reset periodically by means of auction procedures, or by reference to the London Interbank Offered Rate ("LIBOR") or a specified Treasury rate, plus an applicable margin. By funding its student loans with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its student loans and its interest payment obligations under the Notes. Thus, in an environment of generally declining interest rates, the Company should earn less interest on its student loans, but the interest expense on the Notes should also be lower.

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

      There has been no significant change in the Company's interest rate market exposure subsequent to December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

               None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In July, 1999, the Company offered its Taxable Student Loan Asset-Backed Auction Rate Certificate Notes (the "Series 1999 Notes") in the aggregate principal amount of $278,700,000. The Company offered the Series 1999 Notes pursuant to its shelf registration statement filed with the Securities and Exchange Commission on Form S-3, under Commission file number 333-28551 (the "Registration Statement"). The effective date of the Registration Statement is October 23, 1997. The offering commenced on June 17, 1999. All of the securities offered were sold on July 1, 1999. The managing underwriter of the offering was PaineWebber Incorporated. The offering consisted of the following classes:


                                Aggregate Price                    Aggregate
                                of the Offering                 Offering Price
                  Amount            Amount           Amount     of Amount Sold
    Class        Registered       Registered          Sold          to Date
-------------- --------------- ------------------ ------------- ----------------

 1999A - 13     $70,000,000       $70,000,000         100%        $69,734,000

 1999A - 14     $70,000,000       $70,000,000         100%        $69,734,000

 1999A - 15     $70,000,000       $70,000,000         100%        $69,734,000

 1999A - 16     $68,700,000       $68,700,000         100%        $68,438,940

In connection with the offering, the Company incurred total expenses in the amount of $883,000 not including underwriting discount. The net offering proceeds to the Company after deducting the total expenses were $276,750,000. The Company used the offering proceeds to purchase student loans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

ITEM 5. OTHER INFORMATION.

        The Company entered into a Second Amended and Restated Servicing Agreement with Union Bank and Trust Company dated as of December 18, 1998. Under separate subservicing agreements, Union Bank engaged UNIPAC Service Corporation and InTuition, Inc. to act as subservicers for the Company's student loans.

        On July 1, 1999, Union Bank assigned its rights and obligations under the servicing agreement and the subservicing agreements to National Education Loan Network, Inc. ("NELNET"). The Company then entered into a new servicing agreement with NELNET, and NELNET entered new subservicing agreements with UNIPAC and InTuition. The new servicing and subservicing agreements have terms identical to the prior agreements.

        NELNET was formed in 1997 with the purpose of creating a network of student loan finance industry participants to provide services to education institutions, lenders and students across the country. NELNET provides a wide array of education loan finance services, including student loan secondary market operations, administrative management services, and asset finance services. Through its operating subsidiaries, NELNET owns and administers over $1 billion in student loans. NELNET and the Company are both subsidiaries of Union Financial Services, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                Description
----------  -------------------------------------------------------------------

     3.1 Articles of Incorporation of the Company (Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     3.2 Bylaws of the Company (Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     4.1 Second Amended and Restated Indenture by and between the Company and Norwest Bank Minnesota, N.A. (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 7, 1997.)

     4.2 Series 1996C Supplemental Indenture by and between the Company and Norwest Bank Minnesota, N.A. (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 7, 1997.)

   4.2.1 1998 Supplemental Indenture by and between the Company and Zions First National Bank (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 6, 1999.)

   4.2.2 Series 1999 Supplemental Indenture of Trust by and between the Company and Zions First National Bank (Incorporated by reference herein to the Company's current report on Form 8-K, filed July 8, 1999.)

    10.1 Administrative Services Agreement, dated as of August 1, 1996, by and between Union Financial Services, Inc. and the Company (Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-28551).)

  10.1.1 Amendment to Administrative Services Agreement, dated as of November 1, 1996, by and between Union Financial Services, Inc. and the Company (Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-28551).)

    10.2  Amended and Restated Servicing  Agreement,  dated as of June 19, 1996,
          by  and  between   Union  Bank  and  Trust  Company  and  the  Company
          (Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-28551).)

  10.2.1 Second Amended and Restated Servicing Agreement, dated as of December 18, 1998 by and between Union Bank and Trust Company and the Company (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 6, 1999.)

  10.2.2 Servicing Agreement, dated as of July 1, 1999, by and between the Company and National Education Loan Network Inc. (Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-75693).)

     27.1 Financial Data Schedule (Filed herewith.)

Reports on Form 8-K

        The Company filed reports on Form 8-K during the three months covered by this report.

               o Current report on Form 8-K, filed July 8, 1999, containing copies of an Underwriting Agreement between Union Financial Services-1, Inc. and PaineWebber Incorporated dated June 30, 1999 and the Series 1999 Supplemental Indenture of Trust by and between Union Financial Services-1, Inc. and Zions First National Bank dated July 1, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNION FINANCIAL SERVICES-1, INC.



                                   By: /s/  Stephen F. Butterfield
                                   ------------------------------------
                                      Stephen F. Butterfield, President
                                      (Principal Executive Officer)




                                   By: /s/ Ronald W. Page
                                   ------------------------------------
                                      Ronald W. Page, Vice President (Principal
                                      Financial and Accounting Officer)


                                   Date: August 16, 1999