Form 10-Q
period 1999-09-30
UNION FINANCIAL SERVICES I INC
filed 1999-11-15
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________________________________

Commission file number            333-08929

                        NELNET STUDENT LOAN CORPORATION-1
             (Exact name of registrant as specified in its charter)

           NEVADA                                               86-0817755
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                              Identification No.)

           1801 CALIFORNIA STREET, SUITE 3920, DENVER, COLORADO 80202
               (Address of principal executive offices) (Zip Code)

                                 (303) 292-6930
              (Registrant's telephone number, including area code)


                        UNION FINANCIAL SERVICES-1, INC.
(Former name, former address and former fiscal year, if changed since last report)

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

      CLASS OF STOCK                                    AMOUNT OUTSTANDING
Common Stock, No par value                         1,000 Shares of Common Stock
                                                     as of November 1, 1999

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                        PAGE NO.

PART I. - FINANCIAL INFORMATION

     Item 1. Financial Statements

            Balance Sheets as of September 30, 1999 and
              December 31, 1998...............................................3
            Statements of Operations for the three months ended and nine months ended September 30, 1999 and 1998........................4
            Statements of Stockholder's Equity for the nine months
              ended September 30, 1999........................................5
            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998.....................................6
            Note to Financial Statements......................................7


     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ......12

PART II. - OTHER INFORMATION

     Item 1.Legal Proceedings................................................ 13
     Item 2.Changes in Securities............................................ 13
     Item 3.Defaults upon Senior Securities.................................. 13
     Item 4.Submission of Matters to a Vote of Security Holders.............. 13
     Item 5.Other Information................................................ 14
     Item 6.Exhibits and Reports on Form 8-K................................. 15

NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
SEPTEMBER 30, 1999  AND DECEMBER 31, 1998



                             ASSETS                     SEPTEMBER 30,       DECEMBER 31,
                                                             1999                1998
                                                        (UNAUDITED)
                                                       --------------        ------------
Cash and cash equivalents                              $   53,145,790       $ 664,815,085
Student loans receivable including net premiums
net of allowance for loan losses                        1,499,542,611         639,740,073
Accrued interest receivable                                31,249,117          11,110,808
Debt issuance cost, net of accumulated amortization         7,589,576           6,698,845
Other assets                                                  577,910             199,506
                                                       --------------        ------------
        Total assets                                   $1,592,105,004      $1,322,564,317
                                                       ==============      ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
        Notes payable                                  $1,579,300,000      $1,316,500,000
        Accrued interest payable                            4,810,384           3,725,622
        Income taxes payable                                       --             146,270
        Other liabilities                                   2,150,723           1,139,945
                                                        -------------      --------------
               Total liabilities                       $1,586,261,107      $1,321,511,837
                                                       --------------      --------------

Stockholder's equity:
        Common stock, no par value. Authorized 1,000
        shares; issued  1,000 shares                   $        1,000       $       1,000
        Additional Paid in Capital                          1,920,000                  --
        Retained earnings                                   3,922,897           1,051,480
                                                        -------------        ------------
               Total stockholder's equity                   5,843,897           1,052,480
                                                       --------------       -------------
               Total liabilities and
                stockholder's equity                   $1,592,105,004      $1,322,564,317
                                                       ==============      ==============

        See accompanying note to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                 Nine Months Ended
                                            SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                1999              1998            1999             1998
                                            -----------        ----------     ------------       ----------
Revenues:
        Loan interest                       $30,449,714       $11,157,078      $80,585,275      $32,895,881
        Investment interest                     634,988           194,230        2,936,680          847,751
        Other                                   224,072            12,950          385,078           59,233
                                            -----------        ----------     ------------       ----------
               Total revenues               $31,308,774       $11,364,258      $83,907,033      $33,802,865
                                            ===========       ===========      ===========      ===========

Expenses:
        Interest on notes                   $21,827,117       $ 8,250,067      $55,584,113      $24,789,830
        Loan servicing                        3,929,133         1,375,053        9,321,397        4,061,437
        Financing fees to parent              1,145,165           241,237        2,839,445          711,400
        Trustee and broker fees                 721,598           234,825        1,733,078          695,820
        Amortization of debt issuance costs     273,973           124,387          918,641          373,160
        Amortization of loan premiums         1,079,916           496,958        3,638,684        1,457,143
        Other general and administrative      1,937,131           510,543        5,288,407        1,356,813
                                             ----------        ----------       ----------       ----------
               Total expenses               $30,914,033       $11,233,070      $79,323,765      $33,445,603
                                            ===========       ===========      ===========      ===========

        Income before income taxes              394,741           131,188        4,583,268          357,262

Income tax expense                              147,435            51,533        1,711,851          134,051
                                            -----------      ------------     ------------      -----------
        Net Income                         $    247,306      $     79,655      $ 2,871,417     $    223,211
                                           ============      ============     ============     ============

        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)




                                                      ADDITIONAL                       TOTAL
                                          COMMON       PAID IN        RETAINED      STOCKHOLDER'S
                                           STOCK       CAPITAL        EARNINGS         EQUITY
                                         --------      ---------      ---------      ---------
Balances at December 31, 1998              $1,000                     $1,051,480     $1,052,480
Capital contribution from Parent           -------      1,920,000      ---------      1,920,000
                                                        ---------
Net income, nine months ended
September 30, 1999                           -               -         2,871,417      2,871,417
                                           -------      ---------      ---------      ---------
Balance at September 30, 1999              $1,000      $1,920,000     $3,922,897     $5,843,897
                                           =======     ==========     ==========     ==========

        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)


                                                                            1999                1998
                                                                            ----                ----

Net income                                                               $ 2,871,417       $     223,211

Adjustments to reconcile net income to net cash from
operating activities:
    Amortization                                                           4,557,325           1,830,303
    Provision for loan losses, net of charge offs                            787,815             307,910
    (Increase) in accrued interest receivable                            (20,138,309)         (2,301,099)
    (Increase) decrease in other assets                                       47,412            (103,387)
    Increase in accrued interest payable                                   1,084,762             183,952
    Increase in other liabilities                                          1,010,778             435,465
    Decrease in income tax payable                                          (572,086)           (190,310)
                                                                         ------------          ----------
        Net cash (used in) provided by operating activities              (10,350,886)            386,045
                                                                         ------------          ---------

    Cash flows from investing activities:
      Purchase of student loans, including premiums                     (993,882,589)        (71,602,789)
      Proceeds from student loan principal sales                          16,532,990             656,556
      Net proceeds from student loan principal payments and loan
      consolidations                                                     113,120,562          46,582,619
                                                                         -----------          ----------
        Net cash used in investing activities                           (864,229,037)        (24,363,614)
                                                                        -------------        ------------

    Cash flows from financing activities:
      Capital contribution from parent                                     1,920,000                  --
      Payments on debt                                                   (15,900,000)                  -
      Debt issuance costs                                                 (1,809,372)                  -
      Proceeds from issuance of notes Payable                            278,700,000                   -
                                                                         -----------         -----------
        Net cash provided by financing activities                        262,910,628                   -
                                                                         -----------         -----------

Net decrease in cash and cash equivalents                               (611,669,295)        (23,977,569)

Cash and cash equivalents, beginning of period                           664,815,085          39,542,392
                                                                         -----------          ----------

Cash and cash equivalents , end of period                                $53,145,790         $15,564,813
                                                                         ===========         ===========

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,  1999


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-1 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 1998 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

      The Company was formed on February 28, 1996 under the name Union Financial Services-1, Inc., solely for the purpose of acquiring, holding and selling from time to time student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company is a wholly owned subsidiary of National Education Loan Network, Inc. (NELNET), formerly known as Union Financial Services, Inc. On November 4, 1999, the Company changed its name to NELNET Student Loan Corporation-1. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

        The assets of the Company consist primarily of student loans. At September 30, 1999, the Company held approximately $1.473 billion in student loans.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Revenues for the three months ended September 30, 1999, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $19,292,636 from $11,157,078 for the three months ended September 30, 1998 to $30,449,714 for the three months ended September 30, 1999. The increase in revenues is attributable to the acquisition of additional student loans by the Company in the fourth quarter of 1998 and the first, second and third quarters of 1999. The amount of interest reported for the three months ended September 30, 1999 was derived from student loans in an aggregate principal amount of approximately $1,473,180,000. The Company's average net investment in student loans during the three months ended September 30, 1999 and September 30, 1998 was approximately $1,467,540,000 and $536,297,000 respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended September 30, 1999 and September 30, 1998 was approximately 8.30% and 8.32% respectively. The Company also earned investment income and other income in the amounts of $634,988 and $224,072, respectively, for the three months ended September 30, 1999 and $194,230 and $12,950, respectively, for the three months ended September 30, 1998.

     EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $13,577,053 from $8,250,064 for the three months ended September 30, 1998 to $21,827,117 for the three months ended September 30, 1999. This increase in expenses is attributable to the issuance of additional Notes in the fourth quarter of 1998 and the third quarter of 1999. For the three months ended September 30, 1999 and September 30, 1998, the Company's average debt outstanding was approximately $1,582,933,000 and $571,500,000, respectively, and the average annual cost of borrowings was approximately 5.52% and 5.78% respectively. The Company also incurred loan servicing fees to Union Bank and Trust Company and its parent company, NELNET, and financing fees to NELNET in the amount of $3,929,133 and $1,145,165, respectively, for the three months ended September 30, 1999 as compared to $1,375,053 and $241,237, respectively, for the three months ended September 30, 1998. The increase in loan servicing fees is directly related to the servicing of additional student loans and the increase in financing fees is directly related to increased financing activity. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $721,598, $273,973, and $1,079,916, respectively, for the three months ended September 30, 1999 as compared to $234,825, $124,387 and $496,958, respectively, for the three months ended September 30, 1998. Other general and administrative expenses amounted to $1,937,131 for the three months ended September 30, 1999 as compared to $510,543 for the three months ended September 30, 1998. Approximately $1,186,000 of this increase is due to an increase in lender consolidation fees for all consolidated loans disbursed subsequent to October 1, 1993, based upon an increase in the consolidation loans owned by the Company. The remainder of the increase of approximately $241,000 is directly attributable to the increased activity of the Company's business. Income tax expense amounted to $147,435 for the three months ended September 30, 1999 compared to $51,533 for the three months ended September 30, 1998. The increase in tax expense was a result of higher net income before income taxes for the three months ended September 30, 1999.

        NET INCOME. The Company had net income of $247,306 the three months ended September 30, 1999 and $79,655 for the three months ended September 30, 1998.

        For the three months ended September 30, 1999, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

        REVENUES. Revenues for the nine months ended September 30, 1999, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by approximately $47,689,000 from $32,895,881 for the nine months ended September 30, 1998 to $80,585,275 for the nine months ended September 30, 1999. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the fourth quarter of 1998, and the first, second and third quarters of 1999. The amount of interest reported for the nine months ended September 30, 1999 was derived from student loans in an aggregate principal amount of approximately $1,473,180,000. The Company's average net investment in student loans during the nine months ended September 30, 1999 and September 30, 1998 was approximately $1,228,451,000 and $529,519,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the nine months ended September 30, 1999 and September 30, 1998 was approximately 8.34% and 8.28%, respectively. The Company also earned investment income and other income in the amounts of $2,936,680 and $385,078, respectively, for the nine months ended September 30, 1999 and $847,751 and $59,233, respectively, for the nine months ended September 30, 1998.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Interest expense on the Company's outstanding Notes increased by $30,794,283, from $24,789,830 for the nine months ended September 30, 1998 to $55,584,113 for the nine months ended September 30, 1999. This increase in expenses is directly attributable to the issuance of additional Notes in the fourth quarter of 1998 and the third quarter of 1999. The Company's average debt outstanding was approximately $1,404,322,000 and the average annual cost of borrowings was approximately 5.28% for the nine months ended September 30, 1999. The Company also made payments for loan servicing fees to Union Bank and Trust Company and NELNET, and financing fees to NELNET in the amount of $9,321,397 and $2,839,445, respectively, for the nine months ended September 30, 1999 as compared to $4,061,437 and $711,400, respectively, for the nine months ended September 30, 1998. The increase in loan servicing fees is directly related to the servicing of additional student loans and the increase in administration and financing fees is directly related to increased financing activity. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums amounted to $1,733,078, $918,641, and $3,638,684, respectively, for the nine months ended September 30, 1999 as compared to $695,820, $373,160 and $1,457,143, respectively, for the nine months ended September 30, 1998. Other general and administrative expenses amounted to $5,288,407 for the nine months ended September 30, 1999 as compared to $1,356,813 for the nine months ended September 30, 1998. Approximately $3,264,000 of this increase is due to an increase in lender consolidation fees for all consolidated loans disbursed subsequent to October 1, 1993, based upon an increase in the consolidation loans owned by the Company. The remainder of the increase of approximately $668,000 is directly attributable to the increased activity of the Company's business. Income tax expense amounted to $1,711,851 for the nine months ended September 30, 1999 as compared to $134,051 for the nine months ended September 30, 1998. The increase in tax expense was a result of higher net income before income taxes for the nine months ended September 30, 1999.

        NET INCOME. The Company had net income of $2,871,417 for the nine months ended September 30, 1999 as compared to $223,211 for the nine months ended September 30, 1998.

        For the nine months ended September 30, 1999, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

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

YEAR 2000 COMPLIANCE

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

        The Company has made inquiry of the trustee and the servicer and subsubservicers of its loans concerning the Year 2000 issue, and has received assurances that they are, or are working to become, Year 2000 compliant. The Company, however, has not independently verified the accuracy of these assurances. The Company is aware that the guarantee agencies and Department of Education are working to address the Year 2000 issue. The Department of Education has indicated that all of its data systems are Year 2000 compliant. However, the Company cannot provide any assurance that the Department of Education, the guarantee agencies, the trustee or the servicer or subservicers will not be adversely affected by the arrival of the Year 2000. The Company cannot influence or control the efforts of third parties to address the Year 2000 issue, nor can the Company terminate its dependence on the servicer, subservicers, guarantee agencies or Department of Education. Under the reasonably likely worst case scenario, the arrival of the Year 2000 could delay the Company's receipt of principal and interest payments on its student loans and the receipt of claims payments from the guarantee agencies. If that delay continues for a prolonged period, the Company may be unable to make timely payments of principal and interest due on its Notes.

RECENT ACCOUNTING PRONOUNCEMENTS

       In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company January 1, 2001. Management does not believe that adoption of this Statement will have a material impact on the Company's financial position, results of operations or cash flows.

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

        The Company attempts to manage its interest rate risk by funding its portfolio of student loans with variable rate debt instruments. The majority of the Notes bear interest at a rate that is reset periodically by means of auction procedures, or by reference to the London Interbank Offered Rate ("LIBOR") or a specified Treasury rate plus an applicable margin. By funding its student loans with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its student loans and its interest payment obligations under the Notes. Thus, in an environment of generally declining interest rates, the Company should earn less interest on its student loans, but the interest expense on the Notes should also be lower.

        The interest rates on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The interest rates on each series of LIBOR Rate Notes and Treasury Rate Notes is based generally on the LIBOR Rate or Treasury Rate then in effect for the applicable interest rate period. The student loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such student loans. As a result of the differences between the indices used to determine the interest rates on student loans and the interest rates on the Notes, there could be periods of time when the rates on student loans are inadequate to generate sufficient cash flow to cover the interest on the Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, LIBOR or auction rates may rise more quickly than the 91-day Treasury Bill Rate. If there is a decline in the rates on student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

        As shown by the chart below, the Company has conducted a sensitivity analysis to determine what effect different changes in the interest rates on student loans and the Notes would have on its cash flows and its resulting ability to pay the principal and interest due on the Notes. Historically, the majority of the Company's Notes have borne interest at a rate that approximates 1 Month LIBOR. Generally, student loans bear interest at a rate based on the 91 Day Treasury Rate. Thus, the Company's analysis of the effect of different interest rates on its cash flows was prepared assuming spreads of 30, 40, 60, 80 and 100 basis points between 91 Day Treasury Bills and 1 Month LIBOR (the "NelNet-1 Ted Spread"). The NelNet-1 Ted Spreads were then applied at different rates of interest to determine their effect on the "spread" between the interest the Company earns on its student loans and its interest payment obligations under the notes (the "NelNet-1 Net Spread").

T-BILL*                                NELNET-1 NET SPREAD
------------ ------------------------------------------------------------------
      7.00%           .76%         .70%         .58%        .45%         .32%
      6.50%           .65%         .59%         .47%        .34%         .22%
      6.00%           .53%         .47%         .35%        .22%         .10%
      5.50%           .52%         .47%         .34%        .22%         .09%
      5.00%           .56%         .51%         .38%        .26%         .13%
      4.50%           .67%         .61%         .48%        .36%         .23%
============ ===================================================================

     NELNET-1
   TED SPREAD**        30           40           60          80          100

===============================================================================

*       91-Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)

        Generally, increases in the NelNet-1 Ted Spread and decreases in interest rates have the effect of reducing the NelNet-1 Net Spread, and correspondingly, the Company's cash flows. For example, as of November 11, 1999, the 1 Month LIBOR rate was 5.410% and the 91 Day Treasury Bill Rate was 5.096%. Thus, the NelNet-1 Ted Spread was approximately 31 basis points (5.410-5.096) and the NelNet-1 Net Spread was approximately 56 basis points. If, at the same interest rate (approximately 5.00%), the NelNet-1 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NelNet-1 Net Spread of thirteen basis points. The Company, however, believes that a NelNet Ted Spread of 100 is unlikely to occur.

                                  PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In July 1999, the Company offered its Taxable Student Loan Asset-Backed Auction Rate Certificate Notes (the "Series 1999 Notes") in the aggregate principal amount of $278,700,000. The Company offered the Series 1999 Notes pursuant to its shelf registration statement filed with the Securities and Exchange Commission on Form S-3, under Commission file number 333-28551 (the "Registration Statement"). The effective date of the Registration Statement is October 23, 1997. The offering commenced on June 17, 1999. All of the securities offered were sold on July 1, 1999. The managing underwriter of the offering was PaineWebber Incorporated. The offering consisted of the following classes:


                                  Aggregate Price                    Aggregate
                                  of the Offering                 Offering Price
                    Amount             Amount         AMOUNT      of Amount Sold
    CLASS         REGISTERED         REGISTERED        SOLD           TO DATE
    -----         ----------         ----------        ----           -------
 1999A - 13      $70,000,000        $70,000,000        100%         $69,734,000
  1999A - 14     $70,000,000        $70,000,000        100%         $69,734,000
  1999A - 15     $70,000,000        $70,000,000        100%         $69,734,000
  1999A - 16     $68,700,000        $68,700,000        100%         $68,438,940

In connection with the offering, the Company incurred total expenses in the amount of $883,000 not including underwriting discounts. The net offering proceeds to the Company after deducting the total expenses were approximately $276,750,000. The Company used the offering proceeds to purchase student loans.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

ITEM 5.        OTHER INFORMATION.

        On November 4, 1999 the Company changed its name from Union Financial Services-1, Inc. to NELNET Student Loan Corporation-1.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

     3.1 Articles of Incorporation of the Company (Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     3.2 Certificate of Amendment to the Articles of Incorporation of Union Financial Services-1, Inc. (Filed herewith.)

     3.3 Bylaws of the Company (Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

     27.  Financial Data Schedule (Filed herewith.)


REPORTS ON FORM 8-K

        The Company filed reports on Form 8-K during the three months covered by this report.

        o Current report on Form 8-K, filed July 8, 1999, containing copies of an Underwriting Agreement between NELNET Student Loan Corporation-2 and PaineWebber Incorporated dated June 30, 1999 and the Series 1999 Supplemental Indenture of Trust by and
               between NELNET Student Loan Corporation-2 and Zions First National Bank dated July 1, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NELNET STUDENT LOAN CORPORATION-1



                               By:  /s/ Stephen F. Butterfield
                                   ------------------------------
                                    Stephen F. Butterfield, President
                                    (Principal Executive Officer)



                               By: /s/ Ronald W. Page
                                   ------------------------------
                                    Ronald W. Page, Vice President
                                    (Principal Financial and Accounting Officer)


                               Date: November 15, 1999

                                  EXHIBIT INDEX

        EXHIBIT                                                         PAGE

        3.2                                                             20