Form 10-K405
period 1999-12-31
NELNET STUDENT LOAN CORP 1
filed 2000-03-30
CIK 1010519

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ........... to ............

                        Commission file number 333-08929
                         ------------------------------
                        NELNET STUDENT LOAN CORPORATION-1
             (Exact name of registrant as specified in its charter)
                   (formerly Union Financial Services-1, Inc.)

            Nevada                                    86-0817755
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      1801 California St., Suite 3920
            Denver, Colorado                               80202
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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 1999: NONE

     THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 15, 2000 WAS 1,000.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  Registrant's  Registration  Statement  on Form S-3  (File  No.
333-28551), as amended and supplemented, as filed with the Securities and Exchange Commission on October 14, 1997 are incorporated in Part I of this report by reference.

                                TABLE OF CONTENTS


                                                                            Page

PART I
         ITEM 1.  BUSINESS....................................................2
         ITEM 2.  PROPERTIES..................................................8
         ITEM 3.  LEGAL PROCEEDINGS...........................................8
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........8

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................8
         ITEM 6.  SELECTED FINANCIAL DATA.....................................9
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................10
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK................................................12
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................13
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................13

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........14
         ITEM 11. EXECUTIVE COMPENSATION.....................................15
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.............................................16
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............16

PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K...................................................17

SIGNATURES...................................................................20

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

               NELNET Student Loan Corporation-1 (the "Company"), formerly Union Financial Services-1, Inc., was incorporated under the laws of the State of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NelNet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation.

BUSINESS OF COMPANY

               GENERAL. The Company is a special purpose corporation formed to engage in the business of purchasing, financing, holding and selling guaranteed educational loans made to students and to parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"). Eligible Loans are purchased by the Company from qualified leaders under the Higher Education Act pursuant to the terms and subject to the conditions stated in student loan purchase agreements. The proceeds of the Eligible Loans are used by the borrowers to pay the costs associated with attendance at post-secondary educational institutions.

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

               RECENT   REGISTRATION  AND  ISSUANCE  OF  NOTES.  A  registration
statement on Form S-3, Registration No. 333-28551 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "SEC") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $500,000,000 of Notes, and was declared effective by order of the Securities and Exchange Commission ("SEC") in October 1997. A registration statement on Form S-3, Registration No. 333-68611, was filed with the SEC by the Company under the Securities Act for $170,660,000 of additional Notes which became effective in December, 1998. A registration statement on Form S-3, Registration No. 333-75693, was filed with the SEC by the Company under the Securities Act for $1 million of additional Notes on April 5, 1999. This registration statement has not been declared effective and the Company intends to withdraw it from filing with the SEC.

               In July, 1999, the Company issued its Taxable Student Loan Asset-Backed Notes, Series 1999 (the "Series 1999 Notes") in the aggregate principal amount of $278,700,000, pursuant to its effective registration statement. The Series 1999 Notes consisted of (i) Senior Class 1999 A-13 Notes, Auction Rate Securities (the "Class A-13 Notes"), (ii) Senior Class 1999 A-14 Notes, Auction Rate Securities (the "Class A-14 Notes"), (iii) Senior Class 1999 A-15 Notes, Auction Rate Securities (the "Class A-15 Notes"), and (iv) Senior Class 1999 A-16 Notes, Auction Rate Securities (the "Class A-16 Notes").

               Further information regarding the issuance of Notes by the Company since its inception is provided in Table A.

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

               SERVICING OF ELIGIBLE LOANS. NelNet, Inc. ("NelNet") acts as servicer (the "Servicer") of the Company's Eligible Loans in accordance with a Servicing Agreement, dated as of July 1, 1999 (the "Servicing Agreement"). UNIPAC and InTuition, Inc., a Florida corporation ("InTuition") act as subservicers (the "Subservicers") and custodians (the "Custodians") of the Eligible Loans in accordance with Subservicing Agreements (the "Subservicing Agreements") between NelNet and UNIPAC and InTuition respectively. The Company may appoint other entities to act as a servicer or subservicer if approved by the rating agencies which rate the Notes. UNIPAC began its education loan servicing operations on January 1, 1978, and provides education loan servicing, time sharing, administration and other services to lenders, secondary market purchasers and Guarantee Agencies throughout the United States. UNIPAC's corporate headquarters is located in Aurora, Colorado. InTuition provides student loan servicing for clients throughout the country under both timeshare and full-service agreements. InTuition's corporate headquarters is located in Jacksonville, Florida.



INFORMATION ON THE NOTES AND ELIGIBLE LOANS

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes.

Provided below is selected information as of December 31, 1999 that was previously provided to holders of the Notes, as well as additional components not previously reported. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge. Undefined capitalized terms used in the Tables and narrative herein have the meanings set forth in the Company's Registration Statement.

               The principal balance of Eligible Loans as of December 31, 1999 was $1,467,192,574. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of December 31, 1999.


                                     TABLE A
            ORIGINAL PRINCIPAL AMOUNT OF NOTES ISSUED BY THE COMPANY
            AND THE OUTSTANDING AGGREGATE PRINCIPAL AMOUNT PER CLASS
                               (DECEMBER 31, 1999)

  Series    Class       Date Issued      Maturity Dates         Original        Principal
                                                             Principal Amount   Outstanding at
                                                                               December 31, 1999

1996A       A-1       March 8, 1996      July 1, 2014          $48,300,000        $48,300,000
1996A       A-2       March 8, 1996      July 1, 2014           48,300,000         48,300,000
1996A       B-1(*)    March 8, 1996      July 1, 2014           11,100,000         ----------
1996B       A-3       June 18, 1996      July 1, 2014           73,700,000         73,700,000
1996B       A-4       June 18, 1996      July 1, 2014           54,300,000         54,300,000
1996B       B-2(*)    June 18, 1996      July 1, 2014           14,200,000         ----------
1996C       A-5       October 31, 1996   July 1, 2005          225,000,000        197,100,000
1996C       A-6       October 31, 1996   July 1, 2014           75,500,000         75,500,000
1996C       B-3       October 31, 1996   July 1, 2025           15,600,000         15,600,000
1997A       B-4       March 20, 1997     July 1, 2030           30,800,000         30,800,000
1998A       A-7       December 22, 1998  August 1, 2005        125,000,000        125,000,000
1998A       A-8       December 22, 1998  September 1, 2005     125,000,000        125,000,000
1998A       A-9       December 22, 1998  December 1, 2005      125,000,000        125,000,000
1998A       A-10      December 22, 1998  October 1, 2032       100,000,000        100,000,000
1998A       A-11      December 22, 1998  November 1, 2032      100,000,000        100,000,000
1998A       A-12      December 22, 1998  December 1, 2032      100,000,000        100,000,000
1998A       B-5       December 22, 1998  December 1, 2032       70,000,000         70,000,000
1999A       A-13      July 1, 1999       December 1, 2032       70,000,000         70,000,000
1999A       A-14      July 1, 1999       December 1, 2032       70,000,000         70,000,000
1999A       A-15      July 1, 1999       December 1, 2032       70,000,000         70,000,000
1999A       A-16      July 1, 1999       December 1, 2032       68,700,000         68,700,000
                                                                ----------         ----------
                                                            $1,620,500,000     $1,567,300,000
                                                            ==============     ==============

(*) These Notes were defeased with the proceeds of the Series 1997A Notes and as of March 20, 1997 are no longer deemed to be outstanding under the Indenture.

               Set forth in Table B below is the interest rate for each outstanding Class of Notes, indicating whether the interest rate is fixed or is calculated based on the applicable Auction Rate, LIBOR Rate, or Treasury Rate, as the case may be.

                                     TABLE B
                       APPLICABLE INTEREST RATE PER CLASS
                               (December 31, 1999)
               CLASS                     CALCULATION METHOD
               -----                     ------------------
                                            AUCTION RATE
                A-1                            6.9500%
                A-2                            6.6000%
                A-3                            7.0000%
                A-4                            7.0000%
                A-6                            7.0000%
                A-10                           7.1000%
                A-11                           6.3000%
                A-12                           6.5500%
                A-13                           6.6570%
                A-14                           6.7000%
                A-15                           6.8500%
                A-16                           5.9670%
                B-5                            7.3500%

                                          TREASURY RATE (1)
                A-5                            6.0220%

                                           LIBOR RATE (1)
                B-3                            6.9563%
                B-4                            6.9263%

                                             FIXED RATE
                A-7                             5.48%
                A-8                             5.50%
                A-9                             5.73%
--------------------
(1) Treasury Bill Rate based on average rate and LIBOR Rate based on the Smith Barney stated rate.

               Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on December 31, 1999. Although the unaudited information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                                     TABLE C
                       COMPOSITION OF THE ELIGIBLE LOANS &
                            DISTRIBUTION BY LOAN TYPE
                               (December 31, 1999)



                                            Outstanding     Percent of Loans
                                             Principal       By Outstanding
           Loan Types                         Balance            Balance
           ----------                        ---------         -----------
Consolidated                                  $694,406,091              47.33  %
PLUS                                            34,069,388               2.32
SLS                                             16,287,992               1.11
Stafford-Subsidized                            500,437,189              34.11
Stafford-Unsubsidized                          221,991,914              15.13
                                               -----------              -----

      Total                                 $1,467,192,574             100.00  %
                                            ==============             ======


Number of Borrowers                                148,099
Average Outstanding Principal
       Balance Per Borrower                         $9,907
Number of Loans                                    250,144
Average Outstanding Principal
       Balance Per Loan                             $5,865
Approximate Weighted Average                           142
       Remaining Term (months)
       (does not include school,
         grace, deferment or
         forebearance)

                                     TABLE D
               DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                               (December 31, 1999)

                                         Outstanding          Percent of Loans
                                          Principal            By Outstanding
         Interest Rate Range               Balance                 Balance
        ---------------------              -------                 -------

      Less than 7.50%                     $144,402,202                 9.84  %
      7.50% to 7.99%                       677,024,079                46.14
      8.00% to 8.49%                       210,463,192                14.35
      9.00% to 9.49%                       423,621,631                28.87
      9.50% or greater                      11,681,470                  .80
                                           -----------                -----

              Total                     $1,467,192,574               100.00  %
                                        ==============               ======



                                     TABLE E
               DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                               (December 31, 1999)

                                           Outstanding          Percent of Loans
                                            Principal            By Outstanding
            School Type                      Balance                 Balance
            -----------                      -------                 -------

      2-Year                              $122,235,822                 8.33  %
      4-Year                               622,119,987                42.40
      Proprietary                           28,186,209                 1.92
      Unknown                                  244,465                  .02
      Consolidation                        694,406,091                47.33
                                           -----------                -----

              Total                     $1,467,192,574               100.00  %
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

EMPLOYEES

               The Company does not employ any employees. The Company and NelNet have entered into an Administrative Services Agreement which is more fully described in ITEM 13 hereof. The Company does not plan to hire any employees in the next fiscal year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company is a wholly owned indirect subsidiary of UNIPAC. There is no public trading market for the Company's common stock.

               As of March 15, 2000, NelNet, a subsidiary of UNIPAC, was the only record holder of the Company's outstanding shares of common stock. On 12/30/99, dividends were paid in the amount of $4,275,000.

ITEM 6. SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of December 31, 1999, 1998, 1997 and 1996, for each of the fiscal years ended December 31, 1999, 1998, and 1997 and for the period ended December 31, 1996. This information has been derived from the financial statements of the Company which have been audited by KPMG LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.


                        NELNET STUDENT LOAN CORPORATION-1
                             SELECTED FINANCIAL DATA

                                                Year Ended      Year Ended     Year Ended    Period Ended
STATEMENT OF INCOME DATA:                      December 31,    December 31,   December 31,   December 31,
                                                   1999           1998           1997            1996 (1)
                                                   ----           ----           ----            --------
Revenues:
    Loan interest..........................      $106,179,544   $ 43,428,726     $41,671,560    $ 15,636,042
    Investment interest....................         3,424,139      1,962,767       2,268,878       1,373,140
    Other..................................           587,699         86,366         195,084          17,449
                                                  -----------     ----------      ----------      ----------
            Total revenues.................       110,191,382     45,477,859      44,135,522      17,026,631
                                                  -----------     ----------      ----------      ----------
Expenses:
    Interest on Notes......................        78,821,125     34,076,786      32,782,396      11,987,255
    Loan Servicing ........................        12,733,854      5,475,146       4,917,318       2,255,564
    Financing fees to parent ..............                --             --         423,112       1,919,207
    Trustee and broker fees................         2,415,554        950,018         915,380         550,899
    Amortization of debt issuance costs....         1,259,135        558,734         494,106         250,992
    Amortization of loan premiums..........         4,767,963      2,008,889       1,441,526         438,584
    Other general and administrative ......         4,637,853      1,944,895       1,154,882         437,956
                                                  -----------     ----------      ----------      ----------
            Total expenses                        104,635,484     45,014,468      42,128,720      17,840,457
                                                  -----------     ----------      ----------      ----------
            Income (loss) before income taxes       5,555,898        463,391       2,006,802       (813,826)

Income tax expense (benefit) ..............         2,075,128        169,138         710,717       (274,968)
                                                  -----------     ----------      ----------      ----------
            Net income (loss) .............      $  3,480,770    $   294,253     $ 1,296,085     $ (538,858)
                                                  ===========     ==========      ==========      ==========

Ratio of earnings to fixed charges.........           1.07%         1.01%           1.06%            .93% (2)

BALANCE SHEET DATA:
Cash and cash equivalents .................    $   49,931,090 $  664,815,085    $ 39,542,382    $ 65,402,585
Student loans receivable, including premiums    1,492,739,182    639,740,073     525,005,954     491,046,915
Total Assets...............................     1,580,406,364  1,322,564,317     575,292,144     568,171,986
Notes payable .............................     1,567,300,000  1,316,500,000     571,500,000     566,000,000
Total liabilities..........................     1,573,928,114  1,321,511,837     574,533,917     568,709,844
Shareholders' equity (deficit).............         6,478,250      1,052,480         758,227       (537,858)

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

GENERAL

               The Company was formed on February 28, 1996 solely for the purpose of acquiring, from time to time, Eligible Loans and issuing notes, such as the Notes, secured by such Eligible Loans. Since its inception, the Company has issued six (6) series of Notes consisting of twenty-one (21) classes. The Notes shown in the audited financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the Trust Estate.

               The assets of the Company consist primarily of Eligible Loans. At December 31, 1999, the Company held approximately $1.467 billion in Eligible Loans. Throughout 1999, the Company purchased portfolios of Eligible Loans from various financial institutions. On January 4, 1999, the Company purchased approximately $622 million of Eligible Loans from a related party, including approximately $8.7 million of purchased interest and $14.9 million of loan premiums. In July 1999, the Company purchased approximately $283 million of Eligible Loans, including approximately $5.7 million of purchased interest and $6.7 million of loan premiums. The majority of these loans were purchased from related parties at prices equivalent to those available in the market.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

               REVENUES. Revenues for the year ended December 31, 1999 consisted primarily of interest on Eligible Loans, which totaled $111,903,600, compared to $44,800,871 for the year ended December 31, 1998, an increase of 149.78%. The amount of interest reported for the year ended December 31, 1999 was derived from Eligible Loans in an aggregate principal amount of $1,492,739,182, compared to $639,740,073 for the year ended December 31, 1998. The Company's average net investment in Eligible Loans during the year ended December 31, 1999 was approximately $1,332,494,385 (excluding funds held by the Trustee), compared to $539,082,229 for the year ended December 31, 1998, and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.40%, compared to 8.31% for the year ended December 31, 1998. The Company also received investment income and other income for the year ended December 31, 1999 in the amounts of $3,424,139 and $587,699, respectively, compared to $1,962,767 and $86,366 respectively, for the year ended December 31, 1998. This increase was attributable primarily to the investment of funds for a period of time as a result of the additional issuance of Notes .

               EXPENSES. Expenses for the year ended December 31, 1999 consisted primarily of interest on the Company's outstanding Notes which totaled $78,821,125, compared to $34,076,786 for the year ended December 31, 1998, an increase of 131.30%. The amount of interest expense reported during the year ended December 31, 1999 depended primarily upon the amount of Notes outstanding during that period and the interest rates on such Notes. The increase in interest expense was attributable primarily to the issuance of additional notes in the amount of $278.7 million on July 1, 1999 and $745 million in December 1998. The Company's average debt outstanding was approximately $1,446,050,000 for the year ended December 31, 1999, compared to $633,583,333 for the year ended December 31, 1998, and the average annual cost of borrowings was approximately 5.45% for the year ended December 31, 1999, compared to approximately 5.38% for the year ended December 31, 1998. The Company also incurred loan servicing fees in the amount of $12,733,854 for the year ended December 31, 1999, compared to $5,475,146 for the year ended December 31, 1998. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees paid by the Company were higher in 1999 because the Company held more student loans in 1999. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the year ended December 31, 1999 amounted to $2,415,554, $1,259,135 and $4,767,963 respectively, compared to $950,018, $558,734 and $2,008,889
respectively,   for  the  year  ended  December  31,  1998.  Other  general  and administrative expenses for the year ended December 31, 1999 amounted to $10,361,909, compared to $3,317,040 for the year ended December 31, 1998. The increase in the Company's general and administrative expense was attributable primarily to an increase in the provision for loan losses, the payment of origination fees on Federal Consolidation Loans, and the increase in administrative expenses as a result of the increase in Eligible Loans. Income tax expense for the year ended December 31, 1999 amounted to $2,075,128, compared to an income tax expense in the amount of $169,138 for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

               REVENUES. Revenues for the year ended December 31, 1998 consisted primarily of interest on Eligible Loans, which totaled $44,800,871, compared to $42,757,006 for the year ended December 31, 1997, an increase of 4.80%. The amount of interest reported for the year ended December 31, 1998 was derived from Eligible Loans in an aggregate principal amount of $639,740,073, compared to $525,005,954 for the year ended December 31, 1997. The Company's average net investment in Eligible Loans during the year ended December 31, 1998 was approximately $539,082,229 (excluding funds held by the Trustee), compared to $509,142,849 for the year ended December 31, 1997, and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.31%, compared to 8.40% for the year ended December 31, 1997. The Company also received investment income and other income for the year ended December 31, 1998 in the amounts of $1,962,767 and $86,366, respectively, compared to $2,268,878 and $195,084 respectively, for the year ended December 31, 1997.

               EXPENSES. Expenses for the year ended December 31, 1998 consisted primarily of interest on the Company's outstanding Notes which totaled $34,076,786, compared to $32,782,396 for the year ended December 31, 1997, an increase of 3.95%. The amount of interest expense reported during the year ended December 31, 1998 depended primarily upon the amount of Notes outstanding during that period and the interest rates on such Notes. The increase in interest expense was attributable primarily to an increase in the London InterBank Offered Rate of interest which is an index used by the Company to set the amount of interest it pays on its LIBOR Rate Notes. The Company's average debt outstanding was approximately $633,583,333, compared to $525,737,324 for the year ended December 31, 1997, and the average annual cost of borrowings was approximately 5.38%, compared to approximately 6.24% for the year ended December 31, 1997. The average annual cost of borrowing was lower in 1998 than in 1997, even though the amount of debt outstanding at year end in 1998 was higher than in 1997, because the Company issued $745 million of its Notes in December, 1998. The Company also incurred loan servicing fees and financing fees in the amount of $5,475,146 and $0, respectively, compared to $4,917,318 and $423,112, respectively, for the year ended December 31, 1997. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees paid by the Company were higher in 1998 because the Company held more student loans in 1998. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the year ended December 31, 1998 amounted to $950,018, $558,734 and $2,008,889 respectively, compared to $915,380, $494,106 and $1,441,526 respectively, for the year ended December 31, 1997. Other general and administrative expenses for the year ended December 31, 1998 amounted to $3,317,040, compared to $2,240,328 for the year ended December 31, 1997. The increase in the Company's general and administrative expense was attributable primarily to the creation of a loan loss allowance and payment of origination fees on Federal Consolidation Loans. Income tax expense for the year ended December 31, 1998 amounted to $169,138, compared to an income tax expense in the amount of $710,717 for the year ended December 31, 1997.

               For the year ended December 31, 1999, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

               Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. The Indenture under which the Notes were issued also creates a Reserve Fund from which money can be drawn to make payments or interest and principal on the Notes. The Reserve Fund is fully funded under the terms of the Indenture and the Company anticipates that cash flows generated from its Eligible Loans will be sufficient to meet the obligation on its outstanding Notes.

               It is anticipated that regular payments under the terms of the Eligible Loans, as well as early prepayment, will reduce the number of Eligible Loans held in the Trust Estate. The Company is authorized under the Indenture to use principal receipts from Eligible Loans to purchase additional Eligible Loans until April 1, 2002. The Company began redeeming monthly a percentage of the Class 1996-A5 Notes on May 1, 1999 with principal receipts from Eligible Loans. The Company plans to continue to do so monthly in the future, in accordance with an Issuer Order delivered to the Trustee. The remaining principal receipts from Eligible Loans have been used to purchase Eligible Loans. On July 1, 1999 and December 22, 1998, respectively, the Company issued additional Notes in the amount of $278.7 million and $745 million, respectively, the proceeds of which were used to acquire Eligible Loans.

IMPACT OF INFLATION

               For the year ended December 31, 1999, cost increases to the Company were not materially impacted by inflation.


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


--------------------------------------------------------------------------------
     T-BILL*                         NELNET-1  NET SPREAD

                    ---------- ---------- ---------- ---------- ----------
      7.00%           .76%       .70%       .58%       .45%       .32%
                    ---------- ---------- ---------- ---------- ----------
      6.50%           .65%       .59%       .47%       .34%       .22%
                    ---------- ---------- ---------- ---------- ----------
      6.00%           .53%       .47%       .35%       .22%       .10%
                    ---------- ---------- ---------- ---------- ----------
      5.50%           .52%       .47%       .34%       .22%       .09%
                    ---------- ---------- ---------- ---------- ----------
      5.00%           .56%       .51%       .38%       .26%       .13%
                    ---------- ---------- ---------- ---------- ----------
      4.50%           .67%       .61%       .48%       .36%       .23%
                    ---------- ---------- ---------- ---------- ----------
--------------------------------------------------------------------------------
     NELNET-1
   TED SPREAD**        30         40         60         80         100

--------------------------------------------------------------------------------

*       91 Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)


               Generally, increases in the NelNet-1 Ted Spread and decreases in interest rates have the effect of reducing the NelNet-1 Net Spread, and correspondingly, the Company's cash flows. For example, as of March 27, 2000 the 1 Month LIBOR rate was 6.13125% and the 91 Day Treasury Bill Rate was 5.844%. Thus, the NelNet-1 Ted Spread was approximately 29 basis points (6.13125-5.844) and the NelNet-1 Net Spread was approximately 52 basis points. If, at the same interest rate (approximately 6.00%), the NelNet-1 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NelNet-1 Net Spread of ten basis points. The Company, however, believes that a NelNet-1 Ted Spread of 100 is unlikely to occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The  financial   statements  and  supplementary   financial  data
required by this ITEM 8 are set forth in ITEM 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There were no adverse opinions or disclaimers of opinion, nor were there any modifications as to uncertainty, audit scope, or accounting principles rendered by the independent accountants. There were no disagreements with the current accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There are no changes in or disagreements on accounting and financial statement disclosure.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:


                                                                Principal       Officers and
                      Other                                     Occupation     Directors Term
Name of Director  Offices Held   Age          Address         or Affiliation      From   To*
----------------  ------------   ---          -------         --------------      ----   --
Michael S.          Chairman      36   4732 Calvert Street    Executive Vice   February  Present
Dunlap                                 Lincoln, Nebraska      President of       1996
                                       68506                  Union Bank and
                                                              Trust Company;
                                                              President, Farmers &
                                                              Merchants Investment,
                                                              Inc.; Chairman,
                                                              NelNet, Inc.

Stephen F.          President     47   6991 East Camelback    Vice-Chairman,  February  Present
Butterfield                            Road, Suite B290       NelNet, Inc.    1996
                                       Scottsdale, Arizona
                                       85251

Ronald W. Page        Vice        51   1801 California        Senior Vice     February  Present
                   President,          Street                 President of    1996
                    Treasurer          Suite 3920             Union Financial
                  and Secretary        Denver, CO 80202       Services, Inc.

Ross Wilcox            --         57   4732 Calvert Street    Chief           February  Present
                                       Lincoln, Nebraska      Executive       1996
                                       68506                  Officer of
                                                              Union Bank
                                                              and Trust
                                                              Company

Dr. Paul R. Hoff       --         65   Hernia Hill, Rural     Retired         February  Present
                                       Route 1                Physician       1996
                                       Seward, Nebraska
                                       68434
-------------
(*)     Each director holds office until the next annual meeting of shareholders following his or her election  until such  director's  successors  shall have been elected and  qualified.  The Company's  next annual meeting is scheduled for March, 2001.

EXECUTIVE MANAGEMENT

        The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

     MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As the Chairman of the Board of Directors, Mr. Dunlap is responsible for the executive direction of the Company. Mr. Dunlap is also Executive Vice President of Union Bank and Trust Company, and President of Farmers & Merchants Investment Inc. He has been an employee of Union Bank and Trust Company for approximately 16 years. Mr. Dunlap is also a director of Stratus Fund, Inc., NHELP-II, Inc., Union Bank and Trust Company and other affiliated banks, Union Financial Services, Inc., UNIPAC, InTuition Holdings, Inc. and Farmers & Merchants Investment, Inc. Mr. Dunlap received a Bachelor of Science degree in finance and accounting and a Juris Doctor degree from the University of Nebraska.

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

     RONALD W. PAGE, VICE PRESIDENT, TREASURER, SECRETARY AND DIRECTOR. As Vice President, Treasurer and Secretary, Mr. Page is responsible for the financial operations and record keeping of the Company. Included in his responsibilities are financial planning and capital market operations. Mr. Page spent 20 years as an investment banker specializing in tax-exempt and taxable asset-backed finance, with a specialty in the securitization of student loans. Mr. Page is a director of Union Financial Services, Inc., and Ref-Chem Corporation. Mr. Page received a Bachelor of Science degree in Business Administration from the University of Colorado, Boulder, Colorado, and a Masters of Public
Administration in Public Policy Analysis from the American University, Washington, DC.

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


ITEM 11.       EXECUTIVE COMPENSATION


               The Company's executive officers are not compensated by the Company for services rendered by them, although some of the Company's officers are compensated by NelNet, which receives remuneration from the Company pursuant to an Administrative Services Agreement by and between NelNet and the Company. A detailed description of the Administrative Services Agreement is set forth in
ITEM 13 of this Form 10-K.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 1999

               The Company has not issued any options.

LONG-TERM INCENTIVE PLAN -- AWARDS IN 1999

               The Company has no long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE IN 1999

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

BOARD MEETINGS

               During fiscal year 1999, the Board held four regular meetings. All Directors attended all of the meetings of the Board.

COMMITTEES OF THE BOARD

               The Board of Directors has not established an Audit Committee or a Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As of March 15, 2000, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by NelNet. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

CHANGES IN CONTROL.

               The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               ADMINISTRATIVE SERVICES AGREEMENT. The Company and NelNet, the Company's parent corporation, entered into an Administrative Services Agreement (the "Agreement") dated as of August 1, 1996. Under the Agreement, NelNet agreed: (i) to assist the Company in developing and implementing financing transactions to enable the Company to purchase loans made to borrowers under the Federal Family Education Loan Program (the "Loans"); (ii) to monitor, and to the extent required, direct the Servicer in connection with its servicing of the Loans; (iii) to respond to inquiries and requests made by borrowers, educational institutions, Guarantee Agencies, the Trustee, and other parties with respect to the Loans and respond to requests by the Company's independent auditors for information concerning the Company's financial affairs; (iv) to maintain financial records concerning the Loans and, if furnished adequate information with respect to financial affairs not related to the Loans, prepare and maintain a general ledger and financial statements for the Company; (v) to furnish or cause to be furnished to the Company or the Trustee copies of reports received with respect to the Loans, and prepare such additional reports with respect to the Loans as the Company or the Trustee may reasonably request from time to time; (vi) to prepare for and furnish to the Company estimates of Maintenance and Operating Expenses (as defined in the Indenture) and such statistical reports and cash flow projections as may be required under the Indenture or requested by the Company; and (vii) to provide such other services with respect to administration of its program as the Company may reasonably request. The
Agreement expires upon the stated maturity of the Notes. In return for the services provided by NelNet, the Company pays to NelNet on the first day of each calendar month an amount equal to 0.015% of the average outstanding balance of the Loans during the preceding month. The obligation of the Company to pay fees under the Agreement is a limited obligation to be satisfied solely from distributions made by the Trustee to the Company under the terms of the Indenture. Although the Company is obligated to pay to NelNet the full amount of all accrued fees, such payments are made exclusively from amounts deposited in the Operating Fund for payment of the Company's Maintenance and Operating Expenses (as defined in the Indenture). If the Company does not have funds on hand to cover the full amount of the fees due under the Agreement, then payment of the unpaid balance is deferred until there are sufficient funds available from such sources to satisfy part, or all, of the outstanding debt. The fee payable to NelNet under the Agreement may be revised on each January 1 during the term of the Agreement. To alter the fee, NelNet must provide written notice of the proposed new fee to the Company ninety (90) days prior to the next January 1. If NelNet and the Company cannot reach an agreement within sixty (60) days of the receipt of the notice, either party may terminate the Agreement upon thirty (30) day's written notice to the other party. The Administrative Services Agreement has been filed as an Exhibit to this Form 10-K.

               SERVICING  AGREEMENT.  The  Company  and  NelNet  entered  into a
Servicing Agreement (the "Servicing Agreement") dated as of July 1, 1999. Under the Servicing Agreement, NelNet services the Eligible Loans. NelNet owns all of the issued and outstanding stock of the Company and is a wholly-owned subsidiary of UNIPAC. NelNet entered into subservicing agreements with UNIPAC and InTuitition (the "Subservicing Agreements") dated as of July 1, 1999. Under the Subservicing Agreements, UNIPAC and InTuition, as Subservicers, assume substantially all of the duties of the Servicer under the Servicing Agreement for the term of the Servicing Agreement. UNIPAC has the right to vote 50% of the voting stock of the parent corporation of InTuition. The Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangements) are comparable to those offered by or available to unrelated parties. The servicing fee to NelNet is calculated using an annual asset-based charge that ranges from 0.60 to 1.25 percent of the student loan principal balance, depending on the type of loan, calculated monthly.

               STUDENT LOAN PURCHASE AGREEMENTS. The Company has entered into Student Loan Purchase Agreements with various financial institutions including, but not limited to, Union Bank, InTuition Holdings, Inc., NHELP-I, Inc., and NEBHELP, INC. pursuant to which the Company has purchased Eligible Loans. NHELP-I, Inc. and NEBHELP, Inc. are subsidiary corporations of NelNet. Certain of the shareholders of UNIPAC also hold an interest in the bank holding company that owns and controls Union Bank, and certain of the officers and directors of the Company are also officers and directors of Union Bank. Although Union Bank, InTuition Holdings, Inc., NHELP-I, Inc., and NEBHELP, INC. are related to the Company as described in the paragraph above, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties.



                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

               The financial statements and financial statement information and schedules required by this Item are included in this report commencing on page F-1. The Independent Auditors' Report appears on page F-1 of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

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

            3.2 Certificate of Amendment to the Articles of Incorporation of Union Financial Services-1, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1999.)

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

          4.2.1 1998 Supplemental Indenture by and between the Company and Zions First National Bank (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 6 1999.)

          4.2.2  Series 1999 Supplemental Indenture of Trust by and between  the
                 Company  and  Zions  First  National  Bank   (Incorporated  by
                 reference herein to the Company's   current report on Form 8-K,
                 filed July 8, 1999.)

           10.1 Servicing Agreement, dated as of July 1, 1999, by and between the Company and National Education Loan Network Inc. (Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-75693).)

           27.1  Financial Data Schedule (Filed herewith.)


REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS OF NELNET STUDENT LOAN CORPORATION-1

Independent Auditors' Report..............................................   F-1

Balance Sheets as of December 31, 1999 and 1998...........................   F-2

Statements of Income for the years ended December 31, 1999, 1998
and 1997..................................................................   F-3

Statements of Stockholder's Equity(Deficit) for the years ended
December 31, 1999, 1998 and 1997..........................................   F-4

Statements of Cash Flows for the years ended December 31, 1999, 1998
and 1997..................................................................   F-5

Notes to Financial Statements.............................................   F-6

All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                              Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



    The Board of Directors
    NELNET Student Loan Corporation-1:


    We have audited the accompanying balance sheets of NELNET Student Loan Corporation-1 (formerly known as Union Financial Services - 1, Inc.) as of December 31, 1999 and 1998 and the related statements of income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELNET Student Loan Corporation-1 (formerly known as Union Financial Services - 1, Inc.) at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                              /S/ KPMG PEAT MARWICK LLP

    March 24, 2000
    Lincoln, Nebraska


                        NELNET STUDENT LOAN CORPORATION-1
             (formerly known as Union Financial Services - 1, Inc.)

                                 Balance Sheets

                           December 31, 1999 and 1998




                            Assets                                     1999             1998
                                                                  ---------------  ---------------
Cash and cash equivalents                                       $     49,931,090      664,815,085
Student loans receivable, net of allowance of $1,336,294 in 1999
   and  $416,801 in 1998                                           1,492,739,182      639,740,073
Accrued interest receivable                                           30,162,766       11,110,808
Debt issue costs, net of accumulated amortization of $2,533,121
   in 1999 and $1,273,986 in 1998                                      7,249,082        6,698,845
Deferred tax asset                                                       324,244          153,132
Other assets                                                                  --           46,374
                                                                  ---------------  ---------------

          Total assets                                          $  1,580,406,364    1,322,564,317
                                                                  ===============  ===============

             Liabilities and Stockholder's Equity

Liabilities:
   Notes payable                                                $  1,567,300,000    1,316,500,000
   Accrued interest payable                                            4,801,540        3,725,622
   Other liabilities                                                   1,734,065        1,139,945
   Income taxes payable to parent                                         92,509          146,270
                                                                  ---------------  ---------------

          Total liabilities                                        1,573,928,114    1,321,511,837
                                                                  ---------------  ---------------

Stockholder's equity:
   Common stock, no par value, authorized 1,000 shares;
     issued and outstanding 1,000 shares                                   1,000            1,000
   Additional paid-in capital                                          6,220,000               --
   Retained earnings                                                     257,250        1,051,480
                                                                  ---------------  ---------------

          Total stockholder's equity                                   6,478,250        1,052,480

Commitments and contingencies
                                                                  ---------------  ---------------

          Total liabilities and stockholder's equity            $  1,580,406,364    1,322,564,317
                                                                  ===============  ===============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-1
             (formerly known as Union Financial Services - 1, Inc.)

                              Statements of Income

                  Years ended December 31, 1999, 1998 and 1997




                                              1999          1998        1997
                                           ------------  ----------- -----------
 Revenues:
   Loan interest                         $ 106,179,544   43,428,726   41,671,560
   Investment interest                       3,424,139    1,962,767    2,268,878
   Other                                       587,699       86,366      195,084
                                           ------------  ----------- -----------

          Total revenues                   110,191,382   45,477,859   44,135,522
                                           ------------  ----------- -----------

Expenses:
   Interest on notes                        78,821,125   34,076,786   32,782,396
   Loan servicing fees to related party     12,733,854    5,475,146    4,917,318
   Financing fees to parent                         --           --      423,112
   Trustee and broker fees                   2,415,554      950,018      915,380
   Amortization of debt issuance costs       1,259,135      558,734      494,106
   Amortization of loan premiums             4,767,963    2,008,889    1,441,526
   Other general and administrative          4,637,853    1,944,895    1,154,882
                                           ------------  ----------- -----------

          Total expenses                   104,635,484   45,014,468   42,128,720
                                           ------------  ----------- -----------

          Income before income taxes         5,555,898      463,391    2,006,802

Income tax expense                           2,075,128      169,138      710,717
                                           ------------  ----------- -----------

          Net income                     $   3,480,770      294,253    1,296,085
                                           ============  =========== ===========


See accompanying notes to financial statements.


                        NELNET STUDENT LOAN CORPORATION-1
             (formerly known as Union Financial Services - 1, Inc.)

                  Statements of Stockholder's Equity (Deficit)

                  Years ended December 31, 1999, 1998 and 1997




                                                                             Total
                                                  Additional  Retained     stockholders'
                                        Common    paid-in     earnings       equity
                                       stock      capital     (deficit)    (deficit)
                                       -------   ----------   ---------   -------------
Balance at December 31, 1996         $  1,000           --    (538,858)      (537,858)

Net income                                 --           --   1,296,085      1,296,085
                                       -------   ----------   ---------    -----------

Balance at December 31, 1997            1,000           --     757,227        758,227

Net income                                 --           --     294,253        294,253
                                       -------   ----------   ---------    -----------

Balance at December 31, 1998            1,000           --   1,051,480      1,052,480

Net income                                 --           --   3,480,770      3,480,770
Capital contributions                      --    6,220,000          --      6,220,000
Dividends paid - $4,275 per share          --           --  (4,275,000)    (4,275,000)
                                       -------   ----------   ---------    -----------

Balance at December 31, 1999         $  1,000    6,220,000     257,250      6,478,250
                                       =======   ==========   =========    ===========


See accompanying notes to financial statements.


                        NELNET STUDENT LOAN CORPORATION-1
             (formerly known as Union Financial Services - 1, Inc.)

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                           1999          1998          1997
                                                       -------------- ------------ ------------
 Net income                                           $    3,480,770      294,253    1,296,085
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Amortization                                          6,027,098    2,567,623    1,935,632
     Deferred tax expense (benefit)                         (171,112)    (153,132)     274,968
     Provision for loan losses                             1,150,000      600,000           --
     (Increase) decrease in accrued interest receivable  (19,051,958)  (3,375,516)     515,533
     (Increase) decrease in other assets                      46,374      (35,374)       2,888
     Increase in accrued interest payable                  1,075,918    2,118,272      114,209
     (Decrease) increase in other liabilities                594,120      150,126     (226,884)
     Increase (decrease) in income taxes payable to parent   (53,761)    (290,478)     436,748
                                                       -------------- ------------ ------------

          Net cash provided by (used in)
            operating activities                          (6,902,551)   1,875,774    4,349,179
                                                       -------------- ------------ ------------

Cash flows used in investing activities:
   Purchase of student loans, including premiums      (1,081,832,346)(178,538,396)(101,061,642)
   Proceeds from sale of student loans                    16,850,114    2,056,884    6,139,464
   Net proceeds from student loan principal payments
     and loan consolidations                             206,065,160   59,138,505   59,491,767
                                                       -------------- ------------ ------------

          Net cash used in investing activities         (858,917,072)(117,343,007) (35,430,411)
                                                       -------------- ------------ ------------

Cash flows provided by financing activities:
   Proceeds from issuance of notes payable               278,700,000  745,000,000   30,800,000
   Repayment of notes payable                            (27,900,000)          --           --
   Payment for debt issuance costs                        (1,809,372)  (4,260,064)    (278,971)
   Dividends paid                                         (4,275,000)          --           --
   Capital contributions                                   6,220,000           --           --
   Payment to defease notes payable                               --           --  (25,300,000)
                                                       -------------- ------------ ------------

          Net cash provided by financing activities      250,935,628  740,739,936    5,221,029
                                                       -------------- ------------ ------------

          Net increase (decrease) in cash and
            cash equivalents                            (614,883,995) 625,272,703  (25,860,203)

Cash and cash equivalents, beginning of year             664,815,085   39,542,382   65,402,585
                                                       -------------- ------------ ------------

Cash and cash equivalents, end of year               $    49,931,090  664,815,085   39,542,382
                                                       ============== ============ ============
Supplemental disclosures:
   Interest paid                                     $    77,745,207   31,958,514   32,668,187
                                                       ============== ============ ============

   Income taxes paid to parent                       $     2,300,000      611,748           --
                                                       ============== ============ ============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       DESCRIPTION OF BUSINESS

       NELNET Student Loan Corporation-1 (formerly known as Union Financial Services - 1, Inc.) (the Company), a wholly-owned subsidiary of National Education Loan Network, Inc. (formerly known as Union Financial Services, Inc.) (the Parent) is a C Corporation which invests in eligible student loans issued under Title IV of the Higher Education Act of 1965, as amended (the Act). Student loans beneficially owned by the Company include those originated under the Stafford Loan Program (SLP), the Parent Loan Program for Undergraduate Students (PLUS) program, the Supplemental Loans for Students (SLS) program and loans which consolidate certain borrower obligations (Consolidation). Title to the loans is held by an eligible lender trustee under the Act for the benefit of the Company. The financed eligible loan borrowers are geographically located throughout the United States and the majority are in school or their first year of repayment.

       The notes payable outstanding are payable primarily from interest and principal payments on the student loans receivable.

       The Parent is a holding company organized for the purpose of establishing and owning the stock of corporations like the Company engaged in the securitization of financial assets. The parent also provides managerial and administrative support to the Company.

       CASH EQUIVALENTS

       Cash equivalents consist of marketable short-term investment trust and lockbox receivables in transit, carried at cost, which approximates fair market value. For purposes of the statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

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

                                           F-6                       (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


       DEBT ISSUE COSTS

       Debt issue costs are amortized over the estimated life of the related debt, ranging from five to fifteen years.

       INCOME TAXES

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

       RECLASSIFICATIONS

       Certain amounts have been reclassified for comparability with the 1999 presentation.

 (2)   CASH AND CASH EQUIVALENTS

       The Company's cash and cash equivalents at December 31, 1999 and 1998 are held by the trustee in various accounts subject to use restrictions, imposed by the indenture of trust, as shown on the following page.


                                        F-7                          (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


                                                                      1999          1998
                                                                   -----------  -------------

Loan Account 98A Fund - Established for the purpose of
   purchasing eligible student loans with proceeds of the borrowing $      --    619,999,565
Recycling Account Fund - Established to maintain excess funds for future operating needs, if necessary, and purchases of
   eligible student loans                                          16,167,612     14,164,858
Reserve Fund - Established to cure any deficiencies in the debt
   service requirements                                            25,154,002     26,330,011
Cost of Issuance Fund - Established to pay administrative and
   issuance costs incurred with the issuance of Company debt               --        975,926
Revenue Fund - Established for the receipt of interest payments on eligible student loans and investment securities and to
   pay fees and expenses incurred under the indenture                 285,569      1,305,941
Interest Fund - Established for the payment of debt service
   interest requirements                                            3,013,092             --
Restricted Cash 97A Escrow - Excess funds required for
   potential interest payments on defeased debt (see note 4)               --      1,154,529
Senior Note Redemption Fund - Established to redeem
   Senior Notes                                                     4,200,000             --
Operating cash and cash equivalents                                 1,110,815        884,255
                                                                   -----------  -------------

           Total cash and cash equivalents                       $ 49,931,090    664,815,085
                                                                   ===========  =============

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


                                        F-8                          (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


       Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Should loans lose their guaranteed status and recourse provisions prove unenforceable, the unguaranteed portion has been reserved in a trustee account (Reserve Fund). Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 83% of the student loans at December 31, 1999) are insured up to 98%.

       The Company has provided for an allowance for loan loss related to those loans only guaranteed up to 98% for principal and interest. The provision is based upon historical default rates for such loans. Activity in the allowance for loan losses for the years ended December 31, 1999 and 1998 is shown below:

                                                     1999        1998
                                                  ----------  ----------

           Beginning balance                     $   416,801          --
           Provision for loan losses               1,150,000     600,000
           Loans charged off, net of recoveries     (230,507)   (183,199)
                                                  ----------  ----------

           Ending balance                        $ 1,336,294     416,801
                                                  ==========  ==========

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

       The table on the following page summarizes outstanding notes payable at December 31, 1999 and 1998 by issue.

                                        F-9                          (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


                                                          Final       Carrying          Interest
                        1999                            maturity       amount          rate range
----------------------------------------------------    ----------  --------------  -----------------
1996A Senior Auction Rate Notes, Class A-1 and A-2         7/1/14 $    96,600,000    6.60% - 6.95%
1996B Senior Auction Rate Notes, Class A-3 and A-4         7/1/14     128,000,000        7.00%
1996C Senior Treasury Rate Notes, Class A-5                7/1/05     197,100,000        6.02%
1996C Senior Auction Rate Notes, Class A-6                 7/1/14      75,500,000        7.00%
1996C Subordinate LIBOR Rate Notes, Class B-3              7/1/25      15,600,000        6.96%
1997A Subordinate LIBOR Rate Notes, Class B-4              7/1/30      30,800,000        6.93%
1998A Senior Fixed Rate Notes, Class A-7                   8/1/05     125,000,000        5.48%
1998A Senior Fixed Rate Notes, Class A-8                   9/1/05     125,000,000        5.50%
1998A Senior Fixed Rate Notes, Class A-9                  12/1/05     125,000,000        5.73%
1998A Senior Auction Rate Notes, Class A-10               10/1/32     100,000,000        7.10%
1998A Senior Auction Rate Notes, Class A-11               11/1/32     100,000,000        6.30%
1998A Senior Auction Rate Notes ,Class A-12               12/1/32     100,000,000        6.55%
1998B Subordinate Auction Rate Notes, Class B-5           12/1/32      70,000,000        7.35%
1999A Senior Auction Rate Notes,  Class A-13, A-14,
   A-15 and A-16                                          12/1/32     278,700,000    5.97% - 6.85%
                                                                    --------------
                                                                  $ 1,567,300,000
                                                                    ==============

                                                          Final       Carrying          Interest
                        1998                             maturity       amount          rate range
----------------------------------------------------    ----------  --------------  -----------------
1996A Senior Auction Rate Notes, Class A-1 and A-2         7/1/14 $    96,600,000    5.59% - 5.60%
1996B Senior Auction Rate Notes, Class A-3 and A-4         7/1/14     128,000,000    5.56% - 5.60%
1996C Senior Treasury Rate Notes, Class A-5                7/1/05     225,000,000        6.07%
1996C Senior Auction Rate Notes, Class A-6                 7/1/14      75,500,000        5.58%
1996C Subordinate LIBOR Rate Notes, Class B-3              7/1/25      15,600,000        6.11%
1997A Subordinate LIBOR Rate Notes, Class B-4              7/1/30      30,800,000        5.98%
1998A Senior Fixed Rate Notes, Class A-7                   8/1/05     125,000,000        5.48%
1998A Senior Fixed Rate Notes, Class A-8                   9/1/05     125,000,000        5.50%
1998A Senior Fixed Rate Notes, Class A-9                  12/1/05     125,000,000        5.73%
1998A Senior Auction Rate Notes, Class A-10               10/1/32     100,000,000        5.80%
1998A Senior Auction Rate Notes, Class A-11               11/1/32     100,000,000        5.75%
1998A Senior Auction Rate Notes, Class A-12               12/1/32     100,000,000        5.75%
1998B Subordinate Auction Rate Notes, Class B-5           12/1/32      70,000,000        6.15%
                                                                    --------------
                                                                  $ 1,316,500,000
                                                                    ==============

       Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty. During 1999, the Company redeemed $27,900,000 of the Series 1996C Senior Treasury Rate Notes, Class A-5.


                                         F-10                        (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997



       In July 1999, the Company issued $278,700,000 of Taxable Student Loan Asset-Backed Notes, Series 1999A, due December 1, 2032, at varying rates. The proceeds were used to purchase eligible student loans.

       In December 1998, the Company issued $745,000,000 of Taxable Student Loan Asset-Backed Notes, Series 1998A, due in maturities from August 1, 2005 to December 1, 2032, at varying rates. The proceeds were deposited into the Loan Account Fund 98A and eligible student loans were purchased in January 1999.

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

       The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 1999.

(5)        INCOME TAXES

       Components of income tax expense in 1999, 1998 and 1997 are shown below.

                               1999          1998        1997
                            ----------   ----------- -----------

            Current:      $ 2,051,990       300,265     395,099
             Federal          194,250        22,005      40,650
                            ----------   ----------- -----------
             State
                            2,246,240       322,270     435,749
                            ----------   ----------- -----------


           Deferred:         (157,603)     (142,712)    256,693
             Federal          (13,509)      (10,420)     18,275
                            ----------   ----------- -----------
             State
                             (171,112)     (153,132)    274,968
                            ----------   ----------- -----------

                          $ 2,075,128       169,138     710,717
                            ==========   =========== ===========

       The actual income tax expense differs from the "expected" income tax expense, computed by applying the federal statutory corporate tax rates to income before income taxes for 1999, 1998 and 1997, as shown on the following page.


                                        F-11                         (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


                                                        1999        1998        1997
                                                      ----------- ----------- -----------

Computed "expected" income tax expense              $  1,889,005     157,553     682,313
Increase in income taxes resulting from:
   State taxes, net of federal income tax benefit        119,289       7,646      26,829
   Other                                                  66,834       3,939       1,575
                                                      ----------- ----------- -----------

           Actual income tax expense                $  2,075,128     169,138     710,717
                                                      =========== =========== ===========

       The Company's deferred tax assets at December 31, 1999 and 1998 resulted from the future tax benefit of the allowance for loan losses, not currently deductible for tax purposes. Management believes that it is more likely than not that the Company will generate sufficient future taxable income and capital gains to fully recover deferred tax assets recognized and, therefore, no valuation allowance is required.

 (6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value estimates, methods and assumptions are set forth below:

o ACCRUED INTEREST RECEIVABLE/PAYABLE, OTHER ASSETS AND OTHER LIABILITIES - The carrying value of certain asset and liability accounts including accrued interest receivable, other assets, accrued interest payable and other liabilities approximate fair value due to their short maturities.

o STUDENT LOANS RECEIVABLE - The fair value of student loans receivable is estimated at amounts recently paid by the Company to acquire the loans in the market. The fair value of the student loans receivable approximates carrying value.

o NOTES PAYABLE - The fair value of the notes payable approximates carrying value due to the nature of the financing arrangement. The terms of the arrangement specify that the outstanding debt is callable at par at specified interest payment dates.

 (7)   GUARANTEE AGENCIES

       As of December 31, 1999, National Student Loan Program, Inc., Florida Department of Education Office of Student Financial Assistance, and the United Student Aid Fund were the primary guarantors, guaranteeing approximately 79% of the total student loans beneficially owned by the Company. As of December 31, 1998 Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc. and Kentucky Higher Education Assistance Authority and the United Student Aid Fund were the primary guarantors, guaranteeing approximately 88% of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1998, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.


                                       F-12                          (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
             (FORMERLY KNOWN AS UNION FINANCIAL SERVICES - 1, INC.)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


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

 (9)   RELATED PARTIES

       Certain shareholders and directors of the Parent are also officers and directors of UB&T. A majority of the loans currently held were purchased from UB&T and other wholly-owned subsidiaries of the Parent.

       Under the terms of an agreement, the Company contracts all loan servicing through UB&T. UNIPAC Service Corporation (UNIPAC) is related to the
       Company through common ownership. UNIPAC has been contracted as a sub-servicer by UB&T. Fees paid to UB&T are calculated using an annual asset-based charge ranging from .60% to 1.25% of the student loan principal balance, calculated monthly. On June 30, 1999, UB&T assigned this servicing agreement to the Parent. The fees amounted to approximately $12,734,000, $5,475,000, and $4,917,000 in 1999, 1998 and
       1997, respectively. At December 31, 1999, $1,143,925 was payable to the Parent for loan servicing and is included in other liabilities. At December 31, 1998, $506,274 was payable to UB&T for loan servicing and is included in other liabilities. In 1998, the Company also paid approximately $385,000 to UB&T for services provided in connection with the purchase of eligible student loans.

       During 1999, the Company entered into loan purchase agreements with NHELP-I, Inc. and NEBHELP, Inc., wholly-owned subsidiaries of the Parent, and purchased student loans of approximately $143 million from NHELP-I, Inc. and $279 million from NEBHELP, Inc. Premiums paid on these purchased loans totaled approximately $3 million and $6 million, respectively. During 1999, the Company also purchased student loans of approximately $481 million from Intuition, Inc., a company related through common ownership. Premiums paid on these purchased loans totaled approximately $12.4 million. These purchases were made on terms similar to those made with unrelated entities.

       During 1999, the Company sold approximately $5.6 million of student loans to UB&T. During 1999, the Company purchased student loans of approximately $10.9 million from UB&T. Premiums paid on these loans totaled approximately $201,000.

       The Company incurred fees to the Parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015% of the average outstanding loan balance to be paid monthly. In addition, the Parent has provided additional services to the Company on an as-needed transactional basis. These fees, included in other general and administrative expenses, amounted to approximately $3,301,000, $953,000, and $1,330,000 in 1999, 1998 and 1997,
       respectively.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NELNET STUDENT LOAN CORPORATION-1




                                    By:/s/ Michael S. Dunlap
                                    --------------------------------------
                                       Michael S. Dunlap, Chairman of the Board
                                       (Principal Executive Officer)




                                    By:/s/ Ronald W. Page
                                    --------------------------------------
                                       Ronald W. Page, Vice President (Principal
                                       Financial and Accounting Officer)


                                   Date:  March 30, 2000

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                 Title                   Date
                 ---------                 -----                   ----

By:   /s/ Michael S. Dunlap        Chairman of the Board         March 30, 2000
      -------------------------    (Principal Executive
      Michael S. Dunlap            Officer)


By:   /s/ Stephen F. Butterfield   President and Director        March 30, 2000
      -------------------------
      Stephen F. Butterfield

By:   /s/ Ronald W. Page           Vice-President, Secretary,    March 30, 2000
      -------------------------    Treasurer and Director
      Ronald W. Page               (Principal Financial and
                                   Accounting Officer)


By:   /s/ Ross Wilcox              Director                      March 30, 2000
      -------------------------
      Ross Wilcox

By:   /s/ Dr. Paul Hoff            Director                      March 30, 2000
      -------------------------
          Dr. Paul Hoff