Form 10-Q
period 2000-03-31
NELNET STUDENT LOAN CORP 1
filed 2000-05-15
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from -----------------------------------------------

  Commission file number                 303-08929
                            --------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-1
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                              86-0817755
------------------------------                             -----------------
State or  other  jurisdiction                              (I.R.S. Employer
of incorporation or organization                            Identification No.)

            121 South 13th Street, Suite 301, Lincoln, Nebraska 68508
           ----------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                                 (402) 475-7272
                                 ---------------
              (Registrant's telephone number, including area code)

              1801 California Street, Suite 3920, Denver, Colorado 80202
              ----------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

             Class of Stock                             Amount Outstanding
       Common Stock, No par value                  1,000 Shares of Common Stock
                                                       as of March 31, 2000

                        NELNET STUDENT LOAN CORPORATION-1

                                         INDEX

                                                                       Page No.

PART I. - FINANCIAL INFORMATION

  Item 1.Financial Statements

         Balance Sheets as of March 31, 2000 and
           December 31, 1999..................................................3
         Statements of Income for the three months ended
           March 31, 2000 and 1999............................................4
         Statement of Stockholder's Equity for the three months
           ended March 31, 2000...............................................5
         Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999............................................6
         Note to Financial Statements.........................................7


  Item 2.Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................8

  Item 3.Quantitative and Qualitative Disclosures About Market Risk ..........9

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings...................................................12
  Item 2.Changes in Securities...............................................12
  Item 3.Defaults upon Senior Securities.................................... 12
  Item 4.Submission of Matters to a Vote of Security Holders................ 12
  Item 5.Other Information.................................................. 12
  Item 6.Exhibits and Reports on Form 8-K................................... 13


NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
MARCH 31, 2000  AND DECEMBER 31, 1999


--------------------------------------------------------------------------------------------

                             ASSETS                           MARCH 31,        DECEMBER 31,
                                                                 2000              1999
                                                             (Unaudited)
                                                             -----------       ------------
Cash and cash equivalents                                     $ 70,300,670      $ 49,931,090

Student loans receivable including net premiums, net of
allowance for loan losses                                    1,460,539,726     1,492,739,182

Accrued interest receivable                                     31,281,445        30,162,766

Debt issuance cost, net of accumulated amortization              6,914,011         7,249,082

Other assets                                                       324,244           324,244
                                                               -----------        ----------
        Total assets                                        $1,569,360,096    $1,580,406,364
                                                            ==============    ==============


              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                       $1,554,700,000    $1,567,300,000

        Accrued interest payable                                 4,485,359         4,801,540

        Income taxes payable                                       785,032            92,509

        Other liabilities                                        1,680,304         1,734,065
                                                                 ---------         ---------

               Total liabilities                            $1,561,650,695    $1,573,928,114
                                                            --------------    --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares;
        issued 1,000 shares                                       $  1,000          $  1,000

        Additional Paid in Capital                               6,220,000         6,220,000

        Retained earnings                                        1,488,401           257,250
                                                                 ---------           -------

               Total stockholder's equity                        7,709,401         6,478,250
                                                                 ---------         ---------

               Total liabilities and stockholder's equity   $1,569,360,096    $1,580,406,364
                                                            ==============    ==============

        See accompanying note to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

                                                               2000            1999
                                                               ----            ----
Revenues:
        Loan interest                                        $30,359,886     $23,746,629

        Investment interest                                      782,010       1,631,371

        Other                                                    217,978          71,385
                                                                 -------          ------

               Total revenues                                $31,359,874     $25,449,385
                                                             ===========     ===========

Expenses:

        Interest on notes                                    $23,167,859     $16,279,782

        Loan servicing fees                                    3,374,534       2,636,891

        Trustee and broker fees                                  697,283         486,274

        Amortization  of debt issuance costs                     335,071         319,770

        Amortization of loan premiums                          1,135,787       1,363,700

        Other general and administrative                         725,667         718,924
                                                                 -------         -------

               Total expenses                                $29,436,201     $21,805,341
                                                             ===========     ===========


        Income before income taxes                             1,923,673       3,644,044



Income tax expense                                               692,522       1,361,050
                                                                 -------       ---------

        Net income                                           $ 1,231,151     $ 2,282,994
                                                             ===========     ===========


        See accompanying note to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

-----------------------------------------------------------------------------------------------

                                                         ADDITIONAL                  TOTAL
                                             COMMON        PAID IN      RETAINED  STOCKHOLDER'S
                                              STOCK        CAPITAL      EARNINGS     EQUITY
                                            ---------      -------      --------     ------

Balance at December 31, 1999                   $1,000    $6,220,000    $257,250    $6,478,250

Net income, three months ended
March 31, 2000                                     --            --   1,231,151     1,231,151
                                            ---------   -----------   ---------     ---------

Balance at March 31, 2000                      $1,000    $6,220,000  $1,488,401    $7,709,401
                                               ======    ==========  ==========    ==========

        See accompanying note to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


----------------------------------------------------------------------------------------------------
                                                                        2000              1999
                                                                        ----              ----

Net income                                                             $ 1,231,151        $ 2,282,994

Adjustments to reconcile net income to net cash from
 operating activities:
    Amortization                                                         1,470,858          1,683,470
    Provision for loan losses, net of charge offs                          (41,235)            54,385
    Increase in accrued interest receivable                             (1,118,679)       (10,347,213)
    Decrease in other assets                                                    --             21,278
    Increase (decrease) in accrued interest payable                       (316,181)           383,273
    Increase (decrease) in other liabilities                               (53,761)         1,732,001
    Increase in income tax payable                                         692,523          1,377,114
                                                                           -------          ---------
        Net cash provided by (used in) operating activities              1,864,676         (2,812,698)
                                                                         ---------        -----------

    Cash flows from investing activities:
      Purchase of student loans, including premiums                    (15,049,203)      (613,059,305)
      Proceeds from sale of student loans                                       --          5,366,729
      Net proceeds from student loan principal payments and
      loan consolidations                                               46,154,107         37,381,560
                                                                        ----------         ----------
        Net cash provided by (used in) investing activities             31,104,904      (570,311,016)
                                                                        ----------      -------------

    Cash flows from financing activities:
      Capital contribution from parent                                          --          1,920,000
      Payments on debt                                                 (12,600,000)                --
      Payment of debt issuance costs                                            --           (393,286)
                                                                      ------------          ---------

        Net cash provided by (used in) financing activities            (12,600,000)         1,526,714
                                                                      ------------          ---------

Net increase (decrease) in cash and cash equivalents                    20,369,580       (571,597,000)

Cash and cash equivalents, beginning of period                          49,931,090        664,815,085
                                                                        ----------        -----------

Cash and cash equivalents, end of period                               $70,300,670        $93,218,085
                                                                       ===========        ===========

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31,  2000


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-1 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 1999 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain items included in the Statement of Income for the three months ended March 31, 1999 have been reclassified to conform to the presentation reflected in the
Statement of Income for the three months ended March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company, formerly Union Financial Services - I, Inc., was incorporated under the laws of the state of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring, holding and selling from time to time student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999
-------------------------------------------------------------------------------

        REVENUES. Revenues for the three months ended March 31, 2000, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $6,613,257 from $23,746,629 for the three months ended March 31, 1999 to $30,359,886 for the three months ended March 31, 2000. The increase in revenues is attributable to the acquisition of additional student loans by the Company in the first quarter of 2000 and the second, third and fourth quarters of 1999 and a rising interest rate environment. The amount of interest reported for the three months ended March 31, 2000 was derived from student loans in an aggregate principal amount of approximately $1,436,000,000. The Company's average net investment in student loans during the three months ended March 31, 2000 and March 31, 1999 was approximately $1,447,000,000 and $1,205,000,000 respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended March 31, 2000 and March 31, 1999 was approximately 8.39% and 7.88% respectively. The Company also earned investment income and other income in the amounts of $782,010 and $217,978 respectively, for the three months ended March 31, 2000 and $1,631,371 and $71,385, respectively, for the three months ended March 31, 1999. The decrease in investment income was a result of the cash being utilized more efficiently to aquire student loans.

     EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $6,888,077 from $16,279,782 for the three months ended March 31, 1999 to $23,167,859 for the three months ended March 31, 2000. This increase in expenses is attributable to the issuance of additional Notes in the third quarter of 1999 and an increase in interest rates. For the three months ended March 31, 2000 and March 31, 1999, the Company's average debt outstanding was approximately $1,559,000,000 and $1,316,500,000, respectively, and the average annual cost of borrowings was approximately 5.94% and 4.95% respectively. The Company also incurred loan servicing fees in the amount of $3,374,534 respectively, for the three months ended March 31, 2000 as compared to $2,636,891, for the three months ended March 31, 1999. The increase in loan servicing fees is directly related to the servicing of additional student loans. Income tax expense amounted to $692,522 for the three months ended March 31, 2000 compared to $1,361,050 for the three months ended March 31, 1999. The decrease in tax expense was a result of lower income before income taxes for the three months ended March 31, 2000.

        NET INCOME. The Company had net income of $1,231,151 for the three months ended March 31, 2000 and $2,282,994 for the three months ended March 31, 1999. The decrease in net income is primarily due to changes in the interest rate environment.

        For the three months ended March 31, 2000, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

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

        It is anticipated that regular payments under the terms of the student loans, as well as early prepayment, will reduce the number of student loans held in the trust estate created under the Indenture. The Company is authorized under the Indenture to use principal receipts from student loans to purchase additional student loans until April 1, 2002. Thereafter, principal receipts from student loans will be used to redeem the Notes.


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



============== ---------------------------------------------------------------------------

    T-BILL*                          NELNET-1 NET SPREAD
-------------= ---------------------------------------------------------------------------

    7.00%          .76%          .70%            .58%           .45%            .32%
-------------= ------------- -------------- --------------- -------------- ---------------

    6.50%          .65%          .59%            .47%           .34%            .22%
-------------= ------------- -------------- --------------- -------------- ---------------

    6.00%          .53%          .47%            .35%           .22%            .10%
-------------= ------------- -------------- --------------- -------------- ---------------

    5.50%          .52%          .47%            .34%           .22%            .09%
-------------= ------------- -------------- --------------- -------------- ---------------

    5.00%          .56%          .51%            .38%           .26%            .13%
-------------= ------------- -------------- --------------- -------------- ---------------
    4.50%
                   .67%          .61%            .48%           .36%            .23%
============== ============= ============== =============== ============== ===============

     NELNET-1
   TED SPREAD**
                    30            40              60             80             100
============== ============= ============== =============== ============== ===============

*       91-Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)

        Generally, increases in the NelNet-1 Ted Spread and decreases in interest rates have the effect of reducing the NelNet-1 Net Spread, and correspondingly, the Company's cash flows. For example, as of April 26, 2000, the 1 Month LIBOR rate was 6.16375% and the 91 Day Treasury Bill Rate was 5.620%. Thus, the NelNet-1 Ted Spread was approximately 54 basis points (6.16375-5.620) and the NelNet-1 Net Spread was approximately 34 basis points. If, at the same interest rate (approximately 5.50%), the NelNet-1 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NelNet-1 Net Spread of nine basis points. The Company, however, believes that a NelNet Ted Spread of 100 is unlikely to occur.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On March 23,  2000,  Michael S. Dunlap,  Dr. R. Paul Hoff,  Stephen F.
        Butterfield, Ross Wilcox and Ronald W. Page were re-elected as directors of the Company by the written consent of the Company's sole shareholder.

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                       Description
------------- ------------------------------------------------------------------

          3.1  Articles  of  Incorporation  of  the  Company   (Incorporated  by
               reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

          3.2 Certificate of Amendment to the Articles of Incorporation of Union Financial Services-1, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30,
               1999).

          3.3 Bylaws of the Company (Incorporated by reference herein to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

          4.1 Second Amended and Restated Indenture by and between the Company and Norwest Bank Minnesota, N.A. (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 7, 1997).

          4.2 Series 1996C Supplemental Indenture by and between the Company and Norwest Bank Minnesota, N.A. (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 7, 1997).

        4.2.1 1998 Supplemental Indenture by and between the Company and Zions First National Bank (Incorporated by reference herein to the Company's current report on Form 8-K, filed January 6, 1999).

        4.2.2 Series 1999 Supplemental Indenture of Trust by and between the Company and Zions First National Bank (Incorporated by reference herein to the Company's current report on Form 8-K, filed July 8,
               1999).

          10.1 Servicing Agreement, dated as of July 1, 1999, by and between the Company and National Education Loan Network Inc. (Incorporated by reference herein to the Company's Registration Statement on Form S-3 (File No. 333-75693)).

          27.1 Financial Data Schedule (Filed herewith).


REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NELNET STUDENT LOAN CORPORATION-1



                               By:/s/ Michael S. Dunlap
                                    Michael S. Dunlap, Chairman of the Board
                                    (Principal Executive Officer)



                               By:/s/ Terry J. Heimes
                                    Terry J. Heimes, Vice President
                                    (Principal Financial and Accounting Officer)


                               Date: May 15, 2000

                                  EXHIBIT INDEX

        Exhibit

27.1    Financial Data Schedule