Form 10-Q
period 2000-06-30
NELNET STUDENT LOAN CORP 1
filed 2000-08-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ----------------------------------------------

Commission file number        333-08929
                      -------------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-1
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                 86-0817755
------------------------------                                -----------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


            121 South 13th Street, Suite 301, Lincoln, Nebraska 68508
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-7272
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Stock                                 Amount Outstanding
        ----------------                               ---------------------
   Common Stock, No par value                      1,000 Shares of Common Stock
                                                       as of June 30, 2000

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                       Page No.
                                                                      ---------

PART I. - FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheets as of June 30, 2000 and
                December 31, 1999............................................3
              Statements of Income for the three months ended and six
                months ended June 30, 2000 and 1999..........................4
              Statement of Stockholder's Equity for the six months
                ended June 30, 2000..........................................5
              Statements of Cash Flows for the six months ended
                June 30, 2000 and 1999.......................................6
              Note to Financial Statements...................................7


     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk .....10

PART II. - OTHER INFORMATION

     Item 1.Legal Proceedings............................................... 11
     Item 2.Changes in Securities............................................11
     Item 3.Defaults upon Senior Securities................................. 11
     Item 4.Submission of Matters to a Vote of Security Holders............. 11
     Item 5.Other Information............................................... 11
     Item 6.Exhibits and Reports on Form 8-K................................ 12


NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999


----------------------------------------------------------------------------------------

                             ASSETS                        JUNE 30,         DECEMBER 31,
                                                             2000              1999
                                                         (Unaudited)
                                                        --------------    --------------
Cash and cash equivalents                                 $ 48,856,078      $ 49,931,090

Student loans receivable including net premiums, net of
allowance for loan losses                                1,464,384,663     1,492,739,182

Accrued interest receivable                                 31,825,127        30,162,766

Debt issuance cost, net of accumulated amortization          6,578,940         7,249,082

Other assets                                                   324,244           324,244
                                                        --------------    --------------

        Total assets                                    $1,551,969,052    $1,580,406,364
                                                        ==============    ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                   $1,536,300,000    $1,567,300,000

        Accrued interest payable                             4,921,130         4,801,540

        Income taxes payable                                   381,444            92,509

        Other liabilities                                    1,729,312         1,734,065
                                                        --------------    --------------

               Total liabilities                        $1,543,331,886    $1,573,928,114
                                                        --------------    --------------

Stockholder's equity:

        Common stock, no par value.
        Authorized 1,000 shares;
        issued 1,000 shares                               $      1,000     $       1,000

        Additional Paid in Capital                           6,230,000         6,220,000

        Retained earnings                                    2,406,166           257,250
                                                        --------------    --------------
               Total stockholder's equity                    8,637,166         6,478,250
                                                        --------------    --------------
               Total liabilities and
               stockholder's equity                     $1,551,969,052    $1,580,406,364
                                                        ==============    ==============

        See accompanying note to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


                                              Three Months Ended               Six Months Ended
                                              ------------------               ----------------

                                               2000            1999           2000            1999
                                               ----            ----           ----            ----
Revenues:
        Loan interest                      $30,926,788     $23,728,198     $61,286,674     $47,474,827

        Investment interest                    659,317         670,322       1,441,327       2,301,693

        Other                                  186,349          89,621         404,327         161,006
                                           -----------     -----------     -----------     -----------

               Total revenues              $31,772,454     $24,488,141     $63,132,328     $49,937,526
                                           ===========     ===========     ===========     ===========

Expenses:

        Interest on notes                  $23,903,876     $17,477,214     $47,071,735     $33,756,996

        Loan servicing fees                  3,351,047       2,755,373       6,725,581       5,392,264

        Trustee and broker fees                726,306         525,206       1,423,589       1,011,480

        Amortization  of debt issuance costs   335,071         324,897         670,142         644,667

        Amortization of loan premiums        1,290,306       1,195,068       2,426,093       2,558,768

        Other general and administrative       731,839       1,665,899       1,457,506       2,384,823
                                           -----------     -----------     -----------     -----------

               Total expenses              $30,338,445     $23,943,657     $59,774,646     $45,748,998
                                           ===========     ===========     ===========     ===========

        Income before income taxes           1,434,009         544,484       3,357,682       4,188,528


Income tax expense                             516,243         203,365       1,208,766       1,564,415
                                           -----------     -----------     -----------     -----------

        Net income                           $ 917,766       $ 341,119     $ 2,148,916     $ 2,624,113
                                             =========       =========     ===========     ===========


        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
------------------------------------------------------------------------------------------------

                                                 ADDITIONAL                          TOTAL
                                    COMMON        PAID IN         RETAINED       STOCKHOLDER'S
                                    STOCK         CAPITAL         EARNINGS           EQUITY
                                  -----------  ---------------  --------------  ----------------
Balances at December 31, 1999         $1,000       $6,220,000        $257,250        $6,478,250

Capital contribution from Parent          --           10,000              --            10,000

Net Income, six months ended
June 30, 2000                             --               --       2,148,916         2,148,916
                                  ----------    -------------    ------------     -------------

Balance at June 30, 2000              $1,000       $6,230,000      $2,406,166        $8,637,166
                                  ==========    =============    ============     =============

        See accompanying note to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


----------------------------------------------------------------------------------------------
                                                                      2000               1999
                                                                      ----               ----
Cash flows from operating activities:
    Net income                                                    $ 2,148,916        $ 2,624,113

    Adjustments to reconcile net income to
    net cash from operating activities:
    Amortization                                                    3,097,887          3,203,435
    Provision for loan losses, net of charge offs                    (231,357)           367,821
    Increase in accrued interest receivable                        (1,662,361)       (12,154,733)
    Decrease in other assets                                               --             46,107
    Increase (decrease) in accrued interest payable                   119,590           (319,278)
    Increase (decrease) in other liabilities                          (4,753)            517,654
    Increase (decrease) in income tax payable                         288,935           (719,521)
                                                                 ------------        -----------
        Net cash provided by (used in) operating activities         3,756,857         (6,434,402)
                                                                 ------------        -----------

Cash flows from investing activities:
      Purchase of student loans, including premiums               (64,432,125)      (691,844,677)
      Proceeds from sale of student loans                                  --         16,590,748
      Net proceeds from student loan principal payments and
      loan consolidations                                          90,590,256         79,772,905
                                                                 ------------        -----------
        Net cash provided by (used in) investing activities        26,158,131       (595,481,024)
                                                                 ------------        -----------

Cash flows from financing activities:
      Capital contribution from parent                                 10,000          1,920,000
      Payments on debt                                            (31,000,000)        (6,000,000)
      Payment of debt issuance costs                                                    (393,286)
                                                                 ------------        -----------
                                                                           --
        Net cash used in financing activities                     (30,990,000)        (4,473,286)
                                                                 ------------        -----------

Net decrease in cash and cash equivalents                          (1,075,012)      (606,388,712)

Cash and cash equivalents, beginning of period                     49,931,090        664,815,085
                                                                 ------------        -----------

Cash and cash equivalents, end of period                          $48,856,078        $58,426,373
                                                                  ===========        ===========

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2000
--------------------------------------------------------------------------------


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-1 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 1999 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain items included in the Statement of Income for the three months ended and six months ended June 30, 1999 have been reclassified to conform to the presentation reflected in the Statement of Income for the three months ended and six months ended June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company, formerly Union Financial Services - 1, Inc., was incorporated under the laws of the state of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring, holding and selling from time to time student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------

        REVENUES. Revenues for the three months ended June 30, 2000, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $7,198,590 from $23,728,198 for the three months ended June 30, 1999 to $30,926,788 for the three months ended June 30, 2000. The increase in revenues is attributable to the acquisition of additional student loans by the Company in the first and second quarters of 2000, the third and fourth quarters of 1999, and a rising interest rate environment. The amount of interest reported for the three months ended June 30, 2000 was derived from student loans in an aggregate principal amount of approximately $1,441,000,000. The Company's average net investment in student loans during the three months ended June 30, 2000 and June 30, 1999 was approximately $1,445,000,000 and $1,192,980,000 respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended June 30, 2000 and June 30, 1999 was approximately 8.56% and 8.40% respectively. The Company also earned investment income and other income in the amounts of $659,317 and $186,349 respectively, for the three months ended June 30, 2000 and $670,322 and $89,621, respectively, for the three months ended June 30, 1999.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $6,426,662 from $17,477,214 for the three months ended June 30, 1999 to $23,903,876 for the three months ended June 30, 2000. This increase in expenses is attributable to the issuance of additional Notes in the third quarter of 1999 and an increase in interest rates. For the three months ended June 30, 2000 and June 30, 1999, the Company's average debt outstanding was approximately $1,543,000,000 and $1,313,533,000, respectively, and the average annual cost of borrowings was approximately 6.20% and 5.32% respectively. The Company also incurred loan servicing fees in the amount of $3,351,047, for the three months ended June 30, 2000 as compared to $2,755,373, for the three months ended June 30, 1999. The increase in loan servicing fees is directly related to the servicing of additional student loans. Other general and administrative expenses incurred by the company decreased by $934,060, from $1,665,899 for the three months ended June 30, 1999 to $731,839 for the three months ended June 30, 2000. This reduction is partially as a result of a decrease in the provision for bad debt expense during the period. Additionally, other administrative expenses incurred by the Company also decreased by $582,600 due to a decrease in the financing fees paid to parent. Income tax expense amounted to $516,243 for the three months ended June 30, 2000 compared to $203,365 for the three months ended June 30, 1999. The increase in tax expense was a result of higher income before income taxes for the three months ended June 30, 2000.

        NET INCOME. The Company had net income of $917,766 for the three months ended June 30, 2000 and $341,119 for the three months ended June 30, 1999. The increase in net income is due in part to a decrease in other general and administrative expenses.

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------

               REVENUES. Revenues for the three months ended June 30, 2000, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $13,811,847 from $47,474,827 for the six months ended June 30, 1999 to $61,286,674 for the six months ended June 30, 2000. The increase in revenues is attributable to the acquisition of additional student loans by the Company in the first and second quarters of 2000, the third and fourth quarters of 1999 and a rising interest rate environment. The amount of interest reported for the three months ended June 30, 2000 was derived from student loans in an aggregate principal amount of approximately $1,441,000,000. The Company's average net investment in student loans during the six months ended June 30, 2000 and June 30, 1999 was approximately $1,445,860,000 and $1,198,907,000 respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the six months ended June 30, 2000 and June 30, 1999 was approximately 8.48% and 8.36% respectively. The Company also earned investment income and other income in the amounts of $1,441,327 and $404,327 respectively, for the six months ended June 30, 2000 and $2,301,693 and $161,006, respectively, for the six months ended June 30, 1999. The decrease in investment income was a result of the cash being utilized more efficiently to acquire student loans.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $13,314,739 from $33,756,996 for the six months ended June 30, 1999 to $47,071,735 for the six months ended June 30, 2000. This increase in expenses is attributable to the issuance of additional Notes in the third quarter of 1999 and an increase in interest rates. For the six months ended June 30, 2000 and June 30, 1999, the Company's average debt outstanding was approximately $1,551,100,000 and $1,313,533,000, respectively, and the average annual cost of borrowings was approximately 6.07% and 5.13% respectively. The Company also incurred loan servicing fees in the amount of $6,725,581, for the six months ended June 30, 2000 as compared to $5,392,264, for the six months ended June 30, 1999. The increase in loan servicing fees is directly related to the servicing of additional student loans. Other general and administrative expenses incurred by the company decreased by $927,317, from $2,384,823 for the six months ended June 30, 1999 to $1,457,506 for the six months ended June 30, 2000. This reduction is partially as a result of a decrease in the provision for bad debt expense during the period. Additionally, other administrative expenses incurred by the Company also decreased by $582,600 due to a decrease in the financing fees paid to parent. Income tax expense amounted to $1,208,766 for the six months ended June 30, 2000 compared to $1,564,415 for the six months ended June 30, 1999. The decrease in tax expense was a result of lower income before income taxes for the six months ended June 30, 2000.

        NET INCOME. The Company had net income of $2,148,916 for the six months ended June 30, 2000 and $2,624,113 for the six months ended June 30, 1999. The decrease in net income is primarily due to changes in the interest rate environment.

        For the six months ended June 30, 2000, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

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

        There have been no material changes in the reported market risks faced by the Company since the end of its most recent fiscal year.



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


Exhibit No.                          Description
----------                           -----------

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


                              NELNET STUDENT LOAN CORPORATION-1



                             By: /s/ Terry J. Heimes
                                ----------------------------------------
                                     Terry J. Heimes, Vice President
                                     (Principal Executive Officer)



                             By: /s/ Jim Kruger
                                ----------------------------------------
                                     Jim Kruger, Vice President
                                    (Principal Financial and Accounting Officer)


                              Date: August 14, 2000

                                  EXHIBIT INDEX

        Exhibit

27.1    Financial Data Schedule