Form 10-Q
period 2000-09-30
NELNET STUDENT LOAN CORP 1
filed 2000-11-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

         Class of Stock                                  Amount Outstanding
   Common Stock, No par value                       1,000 Shares of Common Stock
                                                      as of September 30, 2000

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                Balance Sheets as of September 30, 2000 and
                  December 31, 1999.......................................... 3
                Statements of Income for the three months ended and
                  nine months ended September 30, 2000 and 1999.............. 4
                Statement of Stockholder's Equity for the nine months
                  ended September 30, 2000................................... 5
                Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999................................ 6
                Note to Financial Statements................................. 7


   Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................... . 8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......10

PART II. - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 11
   Item 2.  Changes in Securities............................................11
   Item 3.  Defaults upon Senior Securities................................. 11
   Item 4.  Submission of Matters to a Vote of Security Holders............. 11
   Item 5.  Other Information............................................... 11
   Item 6.  Exhibits and Reports on Form 8-K................................ 12

NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------------------------------------

                                    ASSETS                   SEPTEMBER 30,      DECEMBER 31,
                                                                2000                1999
                                                             (Unaudited)
                                                             -----------          ---------
Cash and cash equivalents                                      $  86,073          $  41,727

Student loans receivable including net premiums,
net of allowance for loan losses                           1,421,373,668      1,492,739,182

Accrued interest receivable                                   32,384,348         30,162,766

Restricted cash - held by Trustee                             68,596,968         49,889,363

Debt issuance costs, net of accumulated amortization           6,243,869          7,249,082

Other assets                                                     324,244            324,244
                                                          --------------     --------------
         Total assets                                     $1,529,009,170     $1,580,406,364
                                                          ==============     ==============

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

         Notes payable                                    $1,513,800,000     $1,567,300,000

         Accrued interest payable                              4,658,416          4,801,540

         Income taxes payable                                    782,077             92,509

         Other liabilities                                     1,670,344          1,734,065
                                                          --------------     --------------
                  Total liabilities                       $1,520,910,837     $1,573,928,114
                                                          --------------     --------------
Stockholder's equity:

         Common stock, no par value.  Authorized 1,000
         shares; issued 1,000 shares                            $  1,000           $  1,000

         Additional paid in capital                            4,978,929          6,220,000

         Retained earnings                                     3,118,404            257,250
                                                          --------------     --------------
                  Total stockholder's equity                   8,098,333          6,478,250
                                                          --------------     --------------
                  Total liabilities and
                  stockholder's equity                    $1,529,009,170     $1,580,406,364
                                                          ==============     ==============

         See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


                                               Three Months Ended                     Nine Months Ended
                                               ------------------                     -----------------

                                             2000               1999                2000               1999
                                             ----               ----                ----               ----
Revenues:
         Loan interest                   $31,362,859         $28,938,072         $92,649,533        $76,412,899

         Investment interest                 865,599             634,988           2,306,926          2,936,680

         Other                               174,435             224,072             578,761            385,078
                                         -----------         -----------         -----------        -----------
                  Total revenues         $32,402,893         $29,797,132         $95,535,220        $79,734,657
                                         ===========         ===========         ===========        ===========

Expenses:
   Interest on notes                     $24,624,945         $21,827,117         $71,696,680        $55,584,113

   Loan servicing fees                     3,288,732           3,929,133          10,014,313          9,321,397

   Trustee and broker fees                   725,891             721,598           2,149,480          1,733,078

   Amortization of debt issuance costs       335,071             273,973           1,005,213            918,641

   Amortization of loan premiums           1,517,230           1,079,916           3,943,323          3,638,684

   Other general and administrative          798,154           1,570,654           2,255,659          3,955,476
                                         -----------         -----------         -----------        -----------
            Total expenses               $31,290,023         $29,402,391         $91,064,668        $75,151,389
                                         ===========         ===========         ===========        ===========



   Income before income taxes              1,112,870             394,741           4,470,552          4,583,268


Income tax expense                           400,633             147,435           1,609,398          1,711,851
                                           ---------           ---------         -----------        -----------
   Net income                              $ 712,237           $ 247,306         $ 2,861,154        $ 2,871,417
                                           =========           =========         ===========        ===========


   See accompanying note to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


                                                    ADDITIONAL                        TOTAL
                                     COMMON           PAID IN        RETAINED     STOCKHOLDER'S
                                      STOCK           CAPITAL        EARNINGS        EQUITY
                                  --------------  ---------------  -------------  --------------
Balances at December 31, 1999            $1,000       $6,220,000       $257,250       $6,478,250

Capital contribution from parent             --           10,000             --           10,000

Return of capital to parent                  --       (1,251,071)            --       (1,251,071)

Net income, nine months ended
September 30, 2000                           --               --      2,861,154        2,861,154
                                  --------------  ---------------  -------------  ---------------

Balance at September 30, 2000            $1,000       $4,978,929     $3,118,404       $8,098,333
                                  ==============  ===============  =============  ===============

 See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


                                                                            2000                  1999
                                                                            ----                  ----
Cash flows from operating activities:

     Net income                                                        $ 2,861,154            $ 2,871,417

     Adjustments to reconcile net income to
      net cash from operating activities:
     Amortization of loan premiums and debt issuance costs               4,948,536              4,557,325
     Provision for loan losses, net of charge offs                        (266,431)               787,815
     Increase in accrued interest receivable                            (2,221,582)           (20,138,309)
     Decrease in other assets                                                   --                 47,412
     Increase (decrease) in accrued interest payable                      (143,124)             1,084,762
     Increase (decrease) in income taxes payable                           689,568               (572,086)
     Increase (decrease) in other liabilities                              (63,721)             1,010,778
                                                                         ---------            -----------
         Net cash provided by (used in) operating activities             5,804,400            (10,350,886)
                                                                         ---------            -----------

Cash flows from investing activities:
       Purchase of student loans, including premiums                  (175,907,234)          (993,882,589)
       Proceeds from sale of student loans                             103,268,177             16,532,990
       Net proceeds from student loan principal payments and loan
       consolidations                                                  140,327,679            113,120,562
       (Increase) decrease in restricted cash - held by Trustee        (18,707,605)           611,692,862
                                                                       -----------            -----------
         Net cash provided by (used in) investing activities            48,981,017           (252,536,175)
                                                                       -----------            -----------

Cash flows from financing activities:
       Capital contribution from parent                                     10,000              1,920,000
       Return of capital to parent                                      (1,251,071)                    --
       Payments on notes payable                                       (53,500,000)           (15,900,000)
       Payment of debt issuance costs                                           --             (1,809,372)
       Proceeds from issuance of notes payable                                  --            278,700,000
                                                                      ------------            -----------
         Net cash (used in) provided by financing activities          (54,741,071)            262,910,628
                                                                      ------------            -----------

Net increase in cash and cash equivalents                                   44,346                 23,567

Cash and cash equivalents, beginning of period                              41,727                     --
                                                                           -------                -------

Cash and cash equivalents, end of period                                   $86,073                $23,567
                                                                           =======                =======

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2000


(1)      BASIS OF PRESENTATION

         The   accompanying   financial   statements  of  NELNET   Student  Loan
Corporation-1 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 1999 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain items included in the Statement of Income for the three months and nine months ended September 30, 1999 have been reclassified to conform to the presentation reflected in the Statement of Income for the three months and nine months ended September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K, which are incorporated by reference.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999
--------------------------------------------------------------------------------

         REVENUES. Revenues for the three months ended September 30, 2000, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $2,424,787 from $28,938,072 for the three months ended September 30, 1999 to $31,362,859 for the three months ended September 30, 2000. The increase in revenues is attributable to a rising interest rate environment during the current fiscal year. The Company's average net investment in student loans during the three months ended September 30, 2000 and 1999 was approximately $1,413,000,000 and $1,467,540,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended September 30, 2000 and 1999 was approximately 8.88% and 8.30%, respectively.

         EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $2,797,828 from $21,827,117 for the three months ended September 30, 1999 to $24,624,945 for the three months ended September 30, 2000. This increase in expenses is attributable to an increase in interest rates during the current fiscal year. For the three months ended September 30, 2000 and 1999, the Company's average debt outstanding was approximately $1,521,000,000 and $1,582,933,000, respectively, and the average annual cost of borrowings was approximately 6.48% and 5.52%, respectively. The Company also incurred loan servicing fees in the amount of $3,288,732 for the three months ended September 30, 2000, as compared to $3,929,133 for the three months ended September 30, 1999. The decrease in loan servicing fees is directly related to a reduction in the average net investment of student loans for the period.
Amortization of loan premiums increased by $437,314 from $1,079,916 for the three months ended September 30, 1999 to $1,517,230 for the three months ended September 30, 2000. This increase is attributable to the additional amortization incurred on premiums paid during the third quarter of 1999, and the first three quarters of 2000, as well as an increase in the rate of amortization due to an increase in principal payments on the loans. Other general and administrative expenses incurred by the Company decreased by $772,500, from $1,570,654 for the three months ended September 30, 1999 to $798,154 for the three months ended September 30, 2000. This reduction is as a result of a decrease in administrative fees paid to the parent and a decline in bad debt expense recognized. Administrative fees paid to the parent for the three months ended September 30, 1999 were higher than amounts paid for the three months ended September 30, 2000 as a result of additional permitted amounts reimbursed to the parent in 1999. For the three months ended September 30, 1999, additional amounts were incurred as bad debt expense in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Income tax expense amounted to $400,633 for the three months ended September 30, 2000, compared to $147,435 for the three months ended September 30, 1999. The increase in income tax expense was a result of higher income before income taxes for the three months ended September 30, 2000.

         NET INCOME. The Company had net income of $712,237 for the three months ended September 30, 2000 and $247,306 for the three months ended September 30, 1999. The increase in net income is due in part to a decrease in other general and administrative expenses and a decrease in loan servicing fees.


Nine months ended September 30, 2000 compared to nine months ended September 30, 1999
--------------------------------------------------------------------------------

                  REVENUES. Revenues for the nine months ended September 30, 2000, consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $16,236,634 from $76,412,899 for the nine months ended September 30, 1999 to $92,649,533 for the nine months ended September 30, 2000. The increase in revenues is attributable to the acquisition of additional student loans by the Company in the first three quarters of 2000, the third and fourth quarter of 1999, and a rising interest rate environment during the current fiscal year. The Company's average net investment in student loans during the nine months ended September 30, 2000 and 1999 was approximately $1,434,900,000 and $1,228,451,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the nine months ended September 30, 2000 and 1999 was approximately 8.61% and 8.34%, respectively. The Company also earned investment interest and other income in the amounts of $2,306,926 and $578,761, respectively, for the nine months ended September 30, 2000 and $2,936,680 and $385,078, respectively, for the nine months ended September 30, 1999. The decrease in investment interest was a result of the cash being utilized more efficiently to acquire student loans during the current fiscal year.

         EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes increased by $16,112,567 from $55,584,113 for the nine months ended September 30, 1999 to $71,696,680 for the nine months ended September 30, 2000. This increase in expenses is attributable to the issuance of additional Notes in the third quarter of 1999 and an increase in interest rates during the current fiscal year. For the nine months ended September 30, 2000 and 1999, the Company's average debt outstanding was approximately $1,541,100,000 and $1,404,322,000, respectively, and the average annual cost of borrowings was approximately 6.20% and 5.28%, respectively. The Company also incurred loan servicing fees in the amount of $10,014,313 for the nine months ended September 30, 2000, as compared to $9,321,397 for the nine months ended September 30, 1999. The increase in loan servicing fees is directly related to the servicing of additional student loans. Other general and administrative expenses incurred by the Company decreased by $1,699,817, from $3,955,476 for the nine months ended September 30, 1999, to $2,255,659 for the nine months ended September 30, 2000. This reduction is due to a decline in administrative fees paid to the parent and a decrease in bad debt expense. Administrative fees paid to the parent for the nine months ended September 30, 1999 were higher than amounts paid for the nine months ended September 30, 2000 as a result of additional permitted amounts reimbursed to the parent in 1999. For the nine months ended September 30, 1999, additional amounts were incurred as bad debt expense in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Income tax expense amounted to $1,609,398 for the nine months ended September 30, 2000 compared to $1,711,851 for the nine months ended September 30, 1999. The decrease in income tax expense was a result of less income before income taxes for the nine months ended September 30, 2000. Additionally, the effective income tax rate used in arriving at the income tax expense was decreased for the nine months ended September 30, 2000. The reduction in the income tax rate was a result of reflecting the overall effective income tax rate for all NELnet, Inc. related entities.

         NET INCOME. The Company had net income of $2,861,154 for the nine months ended September 30, 2000 and $2,871,417 for the nine months ended September 30, 1999.

         For the nine months ended September 30, 2000, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

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



                           PART II. OTHER INFORMATION
                           --------------------------

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


                               NELNET STUDENT LOAN CORPORATION-1



                               By: /s/ Terry J. Heimes
                                  ----------------------------------------------
                                    Terry J. Heimes, Vice President
                                    (Principal Executive Officer)



                               By: /s/ Jim Kruger
                                  ----------------------------------------------
                                    Jim Kruger, Vice President
                                    (Principal Financial and Accounting Officer)


                               Date: November 14, 2000

                                  EXHIBIT INDEX

        Exhibit

27.1     Financial Data Schedule