Form 10-K405
period 2000-12-31
NELNET STUDENT LOAN CORP 1
filed 2001-03-30
CIK 1010519

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000 OR

[ ]  TRANSITION  REPORT  PURSUANT
     TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from .............. to ..............

                        Commission file number 333-08929
                         ------------------------------
                        NELNET STUDENT LOAN CORPORATION-1
             (Exact name of registrant as specified in its charter)
                   (formerly Union Financial Services-1, Inc.)


                   Nevada                              86-0817755
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

121 South 13th Street, Suite 301
Lincoln, Nebraska                                            68508
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

        THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2000: NONE

        THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 15, 2001 WAS 1,000.
                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I

   ITEM 1.     BUSINESS.....................................................2
   ITEM 2.     PROPERTIES...................................................8
   ITEM 3.     LEGAL PROCEEDINGS............................................8
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........8

PART II
   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..........................................8
   ITEM 6.     SELECTED FINANCIAL DATA......................................9
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................10
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK.................................................12
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................13
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.........................13

PART III
   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........14
   ITEM 11.    EXECUTIVE COMPENSATION......................................15
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.......................................16
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............16

PART IV
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K....................................................17

SIGNATURES.................................................................20

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

BUSINESS OF COMPANY

               GENERAL. The Company is a special purpose corporation formed to engage in the business of purchasing, financing, holding and selling guaranteed educational loans made to students and to parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"). Eligible Loans are purchased by the Company from qualified lenders under the Higher Education Act pursuant to the terms and subject to the conditions stated in student loan purchase agreements. The proceeds of the Eligible Loans are used by the borrowers to pay the costs associated with attendance at post-secondary educational institutions.

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

INFORMATION ON THE NOTES AND ELIGIBLE LOANS

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. Provided below is selected information as of December 31, 2000 that was previously provided to holders of the Notes, as well as additional components not previously reported. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

               The principal balance of Eligible Loans as of December 31, 2000 was $1,396,696,866. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of December 31, 2000.

                                     TABLE A
            ORIGINAL PRINCIPAL AMOUNT OF NOTES ISSUED BY THE COMPANY
            AND THE OUTSTANDING AGGREGATE PRINCIPAL AMOUNT PER CLASS
                               (DECEMBER 31, 2000)

   Series      Class       Date Issued      Maturity Dates         Original               Principal
                                                               Principal Amount        Outstanding  at
                                                                                      December 31, 2000

1996A         A-1       March 8, 1996      July 1, 2014              $48,300,000          $48,300,000
1996A         A-2       March 8, 1996      July 1, 2014               48,300,000           48,300,000
1996A         B-1(*)    March 8, 1996      July 1, 2014               11,100,000       --------------
1996B         A-3       June 18, 1996      July 1, 2014               73,700,000           73,700,000
1996B         A-4       June 18, 1996      July 1, 2014               54,300,000           54,300,000
1996B         B-2(*)    June 18, 1996      July 1, 2014               14,200,000       --------------
1996C         A-5       October 31, 1996   July 1, 2005              225,000,000          120,900,000
1996C         A-6       October 31, 1996   July 1, 2014               75,500,000           75,500,000
1996C         B-3       October 31, 1996   July 1, 2025               15,600,000           15,600,000
1997A         B-4       March 20, 1997     July 1, 2030               30,800,000           30,800,000
1998A         A-7       December 22, 1998  August 1, 2005            125,000,000          125,000,000
1998A         A-8       December 22, 1998  September 1, 2005         125,000,000          125,000,000
1998A         A-9       December 22, 1998  December 1, 2005          125,000,000          125,000,000
1998A         A-10      December 22, 1998  October 1, 2032           100,000,000          100,000,000
1998A         A-11      December 22, 1998  November 1, 2032          100,000,000          100,000,000
1998A         A-12      December 22, 1998  December 1, 2032          100,000,000          100,000,000
1998A         B-5       December 22, 1998  December 1, 2032           70,000,000           70,000,000
1999A         A-13      July 1, 1999       December 1, 2032           70,000,000           70,000,000
1999A         A-14      July 1, 1999       December 1, 2032           70,000,000           70,000,000
1999A         A-15      July 1, 1999       December 1, 2032           70,000,000           70,000,000
1999A         A-16      July 1, 1999       December 1, 2032           68,700,000           68,700,000
                                                                      ----------           ----------
                                                                  $1,620,500,000       $1,491,100,000
                                                                  ==============       ==============

(*) These Notes were defeased with the proceeds of the Series 1997A Notes and as of March 20, 1997 are no longer deemed to be outstanding under the Indenture.

               Set forth in Table B below is the interest rate for each outstanding Class of Notes, indicating whether the interest rate is fixed or is calculated based on the applicable Auction Rate, LIBOR Rate, or Treasury Rate, as the case may be. The term "Auction Rate" refers to the rate of interest per annum that results from implementation of the auction procedures as described in the Indenture. The term "LIBOR" Rate" refers to the rate of interest per annum as determined by reference to the London Interbank Offered Rate. The term "Treasury Rate" refers to the rate of interest per annum as determined by reference to United States Treasury securities.

                                     TABLE B
                       APPLICABLE INTEREST RATE PER CLASS
                               (December 31, 2000)


                      CLASS                     CALCULATION METHOD
                      -----                     ------------------
                                                   AUCTION RATE
                       A-1                            6.8500%
                       A-2                            6.9000%
                       A-3                            6.9500%
                       A-4                            6.9500%
                       A-6                            6.9500%
                       A-10                           6.9500%
                       A-11                           6.8400%
                       A-12                           6.8500%
                       A-13                           6.9000%
                       A-14                           7.0200%
                       A-15                           6.8400%
                       A-16                           6.8750%
                       B-5                            6.9790%

                                                 TREASURY RATE (1)
                       A-5                             6.42%

                                                  LIBOR RATE (1)
                       B-3                            7.3013%
                       B-4                            7.2713%

                                                    FIXED RATE
                       A-7                             5.48%
                       A-8                             5.50%
                       A-9                             5.73%

          --------------------
          (1)     Treasury Bill Rate and LIBOR Rate based on the Smith
                               Barney stated rate.

               Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on December 31, 2000. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                                     TABLE C
                       COMPOSITION OF THE ELIGIBLE LOANS &
                            DISTRIBUTION BY LOAN TYPE
                               (December 31, 2000)


                                                  Outstanding   Percent of Loans
                                                   Principal     By Outstanding
           Loan Types                                Balance        Balance
           ----------                                -------        -------

          Consolidated                            $723,362,397        51.79  %
          PLUS                                      27,803,408         1.99
          SLS                                       13,887,824         1.00
          Stafford-Subsidized                      436,201,988        31.23
          Stafford-Unsubsidized                    195,441,249        13.99
                                                   -----------        -----

                Total                           $1,396,696,866       100.00  %
                                                ==============       ======


          Number of Borrowers                          155,281
          Average Outstanding Principal
          Balance Per Borrower                          $8,995
          Number of Loans                              258,252
          Average Outstanding Principal
          Balance Per Loan                              $5,408
          Approximate Weighted Average
                 Remaining Term (Months)                   147

                                     TABLE D
               DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                               (December 31, 2000)


                                                 Outstanding   Percent of Loans
                                                  Principal    By Outstanding
 Interest Rate Range                               Balance         Balance
 -------------------                               -------         -------

 Less than 7.50%                                  $26,597,583          1.90  %
 7.50% to 7.99%                                    68,240,322          4.89
 8.00% to 8.49%                                   754,749,407         54.03
 8.50% to 8.99%                                    79,583,361          5.70
 9.00% to 9.49%                                   449,430,057         32.18
 9.50% or greater                                  18,096,136          1.30
                                                   ----------          ----

      Total                                    $1,396,696,866        100.00  %
                                               ==============        ======





                                     TABLE E
               DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                               (December 31, 2000)

                                                  Outstanding   Percent of Loans
                                                   Principal     By Outstanding
                    School Type                      Balance         Balance
                    -----------                      -------         -------

              2-Year                              $87,729,430          6.28  %
              4-Year                              534,674,255         38.28
              Proprietary                          50,716,038          3.63
              Unknown                                 214,746           .02
              Consolidation                       723,362,397         51.79

                      Total                    $1,396,696,866        100.00  %



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

ITEM 3.         LEGAL PROCEEDINGS

                None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.



                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

               The Company is a wholly owned indirect subsidiary of UNIPAC. There is no public trading market for the Company's common stock.

               As of March 15, 2001, NelNet, a subsidiary of UNIPAC, was the only record holder of the Company's outstanding shares of common stock. The Company pays dividends annually. On December 30, 1999 dividends were paid in the amount of $4,275,000 and on December 28, 2000 dividends were paid in the amount of $3,850,000.

ITEM 6.        SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of December 31, 2000, 1999, 1998, 1997 and 1996, for each of the fiscal years ended December 31, 2000, 1999, 1998, and 1997 and for the period ended December 31, 1996. This information has been derived from the financial statements of the Company which have been audited by KPMG LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.

                        NELNET STUDENT LOAN CORPORATION-1
                             SELECTED FINANCIAL DATA

                                             Year Ended     Year Ended     Year Ended     Year Ended    Period Ended
STATEMENT OF INCOME DATA:                   December 31,   December 31,   December 31,   December 31,   December 31,
                                                2000           1999           1998           1997         1996 (1)
                                                ----           ----           ----           ----         --------
Revenues:
    Loan interest.........................   $123,888,615   $106,179,544   $ 43,428,726    $41,671,560   $ 15,636,042
    Investment interest...................      3,050,187      3,424,139      1,962,767      2,268,878      1,373,140
    Other.................................        752,981        587,699         86,366        195,084         17,449
                                              -----------    -----------     ----------     ----------     ----------
            Total revenues................    127,691,783    110,191,382     45,477,859     44,135,522     17,026,631
                                              -----------    -----------     ----------     ----------     ----------
Expenses:
    Interest on notes.....................     96,106,454     78,821,125     34,076,786     32,782,396     11,987,255
    Loan servicing fees to related party .     13,235,227     12,733,854      5,475,146      4,917,318      2,255,564
    Financing fees to parent .............             --             --             --        423,112      1,919,207
    Trustee and broker fees...............      2,817,983      2,415,554        950,018        915,380        550,899
    Amortization of debt issuance costs...      1,307,783      1,259,135        558,734        494,106        250,992
    Amortization of loan premiums.........      5,355,203      4,767,963      2,008,889      1,441,526        438,584
    Provision for loan losses.............        590,000      1,150,000        600,000        133,408          4,441
    Other general and administrative .....      2,707,349      3,487,853      1,344,895      1,021,474        433,515
                                              -----------    -----------     ----------     ----------     ----------
            Total expenses................    122,119,999    104,635,484     45,014,468     42,128,720     17,840,457
                                              -----------    -----------     ----------     ----------     ----------
            Income (loss) before income
            tax expense (benefit).........      5,571,784      5,555,898        463,391      2,006,802      (813,826)

Income tax expense (benefit) .............      2,005,842      2,075,128        169,138        710,717      (274,968)
                                              -----------    -----------     ----------     ----------     ----------
            Net income (loss) ............    $ 3,565,942    $ 3,480,770     $  294,253    $ 1,296,085    $ (538,858)
                                              ===========    ===========     ==========     ==========    ===========


Ratio of earnings to fixed charges........         1.06%          1.07%        1.01%           1.06%         .93% (2)

BALANCE SHEET DATA:
Cash and cash equivalents ................  $      29,268  $      41,727  $          --    $        --   $         --
Restricted cash - held by trustee ........     51,432,752     49,889,363    664,815,085     39,542,382     65,402,585
Student loans receivable, net ............  1,417,193,283  1,492,739,182    639,740,073    525,005,954    491,046,915
Total assets..............................  1,506,580,171  1,580,406,364  1,322,564,317    575,292,144    568,171,986
Notes payable ............................  1,491,100,000  1,567,300,000  1,316,500,000    571,500,000    566,000,000
Total liabilities.........................  1,497,752,050  1,573,928,114  1,321,511,837    574,533,917    568,709,844
Stockholder's equity (deficit)............      8,828,121      6,478,250      1,052,480        758,227      (537,858)

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

               The assets of the Company consist primarily of Eligible Loans. At December 31, 2000, the Company held approximately $1.397 billion in Eligible Loans. Throughout 2000, the Company purchased portfolios of Eligible Loans from various financial institutions and related parties.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

               REVENUES. Revenues for the year ended December 31, 2000 consisted primarily of interest on Eligible Loans, which totaled $123,888,615, compared to $106,179,544 for the year ended December 31, 1999, an increase of 16.69%. The amount of interest reported for the year ended December 31, 2000 was derived from Eligible Loans in an aggregate principal amount, net of allowance for loan losses, of $1,417,193,283 at December 31, 2000, compared to $1,492,739,182 at
December 31, 1999. The Company's average net investment in Eligible Loans during the year ended December 31, 2000 was $1,426,498,815 (excluding funds held by the Trustee), compared to $1,332,494,385 for the year ended December 31, 1999, and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.64%, compared to 7.97% for the year ended December 31, 1999. The Company also received investment interest and other income for the year ended December 31, 2000 in the amounts of $3,050,187 and $752,981, respectively, compared to $3,424,139 and $587,699 respectively, for the year ended December 31, 1999. The decrease in investment interest was a result of the cash being utilized to acquire student loans.

               EXPENSES. Expenses for the year ended December 31, 2000 consisted primarily of interest on the Company's outstanding Notes which totaled $96,106,454, compared to $78,821,125 for the year ended December 31, 1999, an increase of 21.93%. The amount of interest expense reported depends primarily upon the amount of Notes outstanding during the years and the interest rates on such Notes. The increase in interest expense was attributable primarily to the issuance of additional notes in the amount of $278,700,000 on July 1, 1999 and an increase in interest rates. The Company's average debt outstanding was approximately $1,530,417,000 for the year ended December 31, 2000, compared to $1,446,050,000 for the year ended December 31, 1999, and the average annual cost of borrowings was approximately 6.28% for the year ended December 31, 2000, compared to approximately 5.45% for the year ended December 31, 1999. The Company also incurred loan servicing fees to related party in the amount of $13,235,227 for the year ended December 31, 2000, compared to $12,733,854 for the year ended December 31, 1999. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees incurred by the Company were higher in 2000 because the Company held, on average, more student loans in 2000. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the year ended December 31, 2000 amounted to $2,817,983, $1,307,783 and $5,355,203 respectively, compared to $2,415,554, $1,259,135 and $4,767,963 respectively, for the year ended December 31, 1999. The change in the amortization of loan premiums from 1999 to 2000 is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans. Provision for loan losses for the year ended December 31, 2000 amounted to $590,000, compared to $1,150,000 for the year ended December 31, 1999. The reduction in the provision for loan losses in 2000 is a result of additional amounts that were incurred for the provision of loan losses during 1999 to reflect the appropriate allowance amounts in comparison to the estimated defaults at December 31, 1999. Other general and administrative expenses for the year ended December 31, 2000 amounted to $2,707,349, compared to $3,487,853 for the year ended December 31, 1999. This reduction is due to a decline in administrative fees incurred to the parent. Administrative fees to the parent in 1999 were higher than amounts in 2000 as a result of additional amounts reimbursed to the parent in 1999 as permitted by the trust indenture. Income tax expense for the year ended December 31, 2000 amounted to $2,005,842, compared to $2,075,128 for the year ended December 31, 1999. The decrease in income tax expense is due to a decrease in the effective income tax rate used in arriving at the income tax expense for 2000. The reduction in the income tax rate was a result of reflecting the overall effective income tax rate on a consolidated basis.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

               REVENUES. Revenues for the year ended December 31, 1999 consisted primarily of interest on Eligible Loans, which totaled $106,179,544, compared to $43,428,726 for the year ended December 31, 1998, an increase of 144.49%. The amount of interest reported for the year ended December 31, 1999 was derived from Eligible Loans in an aggregate principal amount, net of allowance for loan losses, of $1,492,739,182 at December 31, 1999, compared to $639,740,073 at
December 31, 1998. The Company's average net investment in Eligible Loans during the year ended December 31, 1999 was $1,332,494,385 (excluding funds held by the Trustee), compared to $539,082,229 for the year ended December 31, 1998, and the average effective annual interest rate of interest income on Eligible Loans was approximately 7.97%, compared to 8.06% for the year ended December 31, 1998. The Company also received investment interest and other income for the year ended December 31, 1999 in the amounts of $3,424,139 and $587,699, respectively, compared to $1,962,767 and $86,366 respectively, for the year ended December 31, 1998. The increase in investment interest was attributable primarily to the investment of funds for a period of time as a result of the additional issuance of Notes .

               EXPENSES. Expenses for the year ended December 31, 1999 consisted primarily of interest on the Company's outstanding Notes which totaled $78,821,125, compared to $34,076,786 for the year ended December 31, 1998, an increase of 131.30%. The amount of interest expense depends primarily upon the amount of Notes outstanding during the years and the interest rates on such Notes. The increase in interest expense was attributable primarily to the issuance of additional notes in the amount of $278,700,000 on July 1, 1999 and $745,000,000 in December 1998. The Company's average debt outstanding was approximately $1,446,050,000 for the year ended December 31, 1999, compared to $633,583,000 for the year ended December 31, 1998, and the average annual cost of borrowings was approximately 5.45% for the year ended December 31, 1999, compared to approximately 5.38% for the year ended December 31, 1998. The Company also incurred loan servicing fees to related party in the amount of $12,733,854 for the year ended December 31, 1999, compared to $5,475,146 for the year ended December 31, 1998. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees to related party incurred by the Company were higher in 1999 because the Company held more student loans in 1999. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the year ended December 31, 1999 amounted to $2,415,554, $1,259,135 and $4,767,963, respectively, compared to $950,018, $558,734 and $2,008,889, respectively, for the year ended December 31, 1998. Provision for loan losses for the year ended December 31, 1999 amounted to $1,150,000 compared to $600,000 for the year ended December 31, 1998. The increase in the provision for loan losses in 1999 is a result of additional amounts that were incurred for the provision of loan losses in order to reflect the appropriate allowance amounts in comparison to the estimated defaults at December 31, 1999. Other general and administrative expenses for the year ended December 31, 1999 amounted to $3,487,853, compared to $1,344,895 for the year ended December 31, 1998. The increase in the Company's general and administrative expenses was attributable primarily to an increase in administrative expenses as a result of the increase in Eligible Loans. Income tax expense for the year ended December 31, 1999 amounted to $2,075,128, compared to an income tax expense in the amount of $169,138 for the year ended December 31, 1998. This increase is a direct result of the income before income tax expense in 1999 being higher than the income before income tax expense in 1998.

               For the year ended December 31, 2000, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

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

IMPACT OF INFLATION

               For the year ended December 31, 2000, cost increases to the Company were not materially impacted by inflation.


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


--------------------------------------------------------------------------------
    T-BILL*                              NELNET-1  NET SPREAD

                 ----------- ----------- ------------- ------------ ------------
     7.00%           .84%        .78%        .64%          .51%        .38%
                 ----------- ----------- ------------- ------------ ------------
     6.50%           .72%        .65%        .52%          .39%        .25%
                 ----------- ----------- ------------- ------------ ------------
     6.00%           .59%        .53%        .39%          .26%        .13%
                 ----------- ----------- ------------- ------------ ------------
     5.50%           .60%        .53%        .40%          .26%        .13%
                 ----------- ----------- ------------- ------------ ------------
     5.00%           .64%        .57%        .44%          .31%        .17%
                 ----------- ----------- ------------- ------------ ------------
     4.50%           .75%        .68%        .55%          .41%        .28%
                 ----------- ----------- ------------- ------------ ------------

---------------- ----------- ----------- ------------- ------------ ------------
   NELNET-1
 TED SPREAD**         30          40          60            80          100
--------------------------------------------------------------------------------


*       91 Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)


               Generally, increases in the NELNET-1 Ted Spread and decreases in interest rates have the effect of reducing the NELNET-1 Net Spread, and correspondingly, the Company's cash flows. For example, as of March 27, 2000 the 1 Month LIBOR rate was 5.055% and the 91 Day Treasury Bill Rate was 4.34%. Thus, the NELNET-1 Ted Spread was approximately 72 basis points (5.055-4.34) and the NELNET-1 Net Spread was approximately 41 basis points. If, at the same interest rate (approximately 4.50%), the NELNET-1 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NELNET-1 Net Spread of 28 basis points. The Company, however, believes that a NELNET-1 Ted Spread of 100 is unlikely to occur.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:


                                                                   Principal       Officers and
                      Other                                        Occupation     Directors Term
Name of Director  Offices Held   Age     Address                  or Affiliation     From   To*
----------------  ------------   ---     -------                  --------------     ----   ---
Michael S.          Chairman      37   6801 S. 27th Street            Chief           February  Present
Dunlap                                 P.O. Box 82529                 Executive       1996
                                       Lincoln, Nebraska 68501        Officer of
                                                                      Union Bank
                                                                      and Trust
                                                                      Company;
                                                                      President,
                                                                      Farmers &
                                                                      Merchants
                                                                      Investment,
                                                                      Inc.;
                                                                      Chairman,
                                                                      NelNet, Inc.

Stephen F.          President     48   6991 East Camelback            Vice-Chairman,  February  Present
Butterfield                            Road, Suite B290               NelNet, Inc.;   1996
                                       Scottsdale, Arizona 85251      President
                                                                      Union
                                                                      Financial
                                                                      Services

Ronald W. Page        Vice        52   1801 California                Executive       February  Present
                   President,          Street                         Vice            1996
                    Treasurer          Suite 3920                     President of
                  and Secretary        Denver, CO 80202               Union
                                                                      Financial
                                                                      Services,
                                                                      Inc.

Ross Wilcox            --         58   4732 Calvert Street            Chairman of     February  Present
                                       Lincoln, Nebraska 68506        the Board of    1996
                                                                      Union Bank and
                                                                      Trust Company


Dr. Paul R. Hoff       --         66   Hernia Hill, Rural             Retired         February  Present
                                       Route 1                        Physician       1996
                                       Seward, Nebraska  68434

-------------
(*) Each director holds office until the next annual meeting of shareholders following his or her election until such director's successors shall have been elected and qualified. The Company's next annual meeting is scheduled for March, 2002.


EXECUTIVE MANAGEMENT

        The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

        MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As co-founder and chairman of the board of both NelNet and Union Financial Services Inc. ("UFS"), Mike Dunlap is responsible for the overall strategy and direction of the companies. Mr. Dunlap is also the chief executive officer of Union Bank and Trust Company, and president of Farmers & Merchants Investment, Inc. (the parent of Union Bank and Trust Company). Mr. Dunlap has been an employee of Union Bank and Trust Company for over 15 years and is a member of the Nebraska State Bar Association. Mr. Dunlap received his B.S. degree in finance and accounting and his law degree from the University of Nebraska.

        STEPHEN F. BUTTERFIELD, PRESIDENT AND DIRECTOR. Stephen F. Butterfield serves as the vice chairman of NelNet assisting in the executive direction of the company and managing its capital market relationships. As co-founder and president of UFS, Mr. Butterfield directs the overall management and direction of the company, including asset purchasing, marketing of corporate services, and coordination of the company's capital market activities. Mr. Butterfield has been a member of the student loan industry since January 1989, first as president of a for-profit student loan secondary marketing facility located in Scottsdale, Arizona, and second as president of the Student Loan Acquisition Authority of Arizona, a non-profit secondary marketing facility in Scottsdale, Arizona. Prior to his work in the student loan industry, Mr. Butterfield spent 15 years as an investment banker for Boettcher and Company specializing in municipal finance. Mr. Butterfield received his B.S. degree in business administration from Arizona State University.

        RONALD W. PAGE, VICE PRESIDENT, TREASURER AND SECRETARY. As executive vice president, treasurer and secretary of UFS, Mr. Page overseas the financial operations of the company including financial planning and capital market operations. Mr. Page's primary responsibility, however, is to coordinate financial consulting with NelNet, which includes preparation of asset-backed securitization, warehousing activities, investor relations, underwriter liaison, legal support, credit enhancement coordination and rating agency relations. Mr. Page has over 25 years experience in asset securitization of student loans. His experience includes taxable and tax-exempt issuances of debt, arranging warehousing lines of credit, asset-backed commercial paper, conduit financing, SEC S-3 filings, private placements and conversion of non-profit tax-exempt issuers to taxable issuers. Mr. Page earned a Bachelor of Science degree in business administration from the University of Colorado and a Masters of Public Administration in Public Policy Analysis from the American University.

        ROSS WILCOX, DIRECTOR. Ross Wilcox has been with Union Bank and Trust Company since 1966 and serves as chairman of its Board of Directors. Mr. Wilcox is the chairman of the Lincoln Chamber of Commerce. A graduate of Nebraska Wesleyan University, Mr. Wilcox now serves as a trustee for the University. Mr. Wilcox also serves as trustee for Lighthouse (a youth intervention program), the Lincoln Public Schools Foundation, and Bryan LGH Medical Center. Mr. Wilcox is also on the Board of Directors for the Lincoln Country Club.

        DR. R. PAUL HOFF, DIRECTOR. Dr. R. Paul Hoff has worked as a family practice physician in Seward, NE for 35 years. In addition, Dr. Hoff has served as a past member of Admissions Board of University of Nebraska Medical School and the Deans Advisory Board. Dr. Hoff currently acts as a board member for Stratus Mutual Fund and Security Home Bank, and as a past board member for:
Hawkeye Bank Corp., NEBHELP and UNIPAC.

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 2000

               The Company has not issued any options.

LONG-TERM INCENTIVE PLAN AWARDS IN 2000

               The Company has no long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE IN 2000

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

BOARD MEETINGS

               During fiscal year 2000, the Board held three regular meetings.

COMMITTEES OF THE BOARD

               The Board of Directors has not established an Audit Committee or a Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As of March 15, 2001, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by NelNet. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

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

               SERVICING  AGREEMENT.  The  Company  and  NelNet  entered  into a
Servicing Agreement (the "Servicing Agreement") dated as of July 1, 1999. Under the Servicing Agreement, NelNet services the Eligible Loans. NelNet owns all of the issued and outstanding stock of the Company and is a wholly-owned subsidiary of UNIPAC. NelNet entered into subservicing agreements with UNIPAC and InTuitition (the "Subservicing Agreements") dated as of July 1, 1999. Under the Subservicing Agreements, UNIPAC and InTuition, as Subservicers, assume substantially all of the duties of the Servicer under the Servicing Agreement for the term of the Servicing Agreement. NelNet owns all of the issued and outstanding shares of voting stock of the parent corporation of InTuition. The Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangements) are comparable to those offered by or available to unrelated parties. The servicing fee to NelNet is calculated using an annual asset-based charge that ranges from 0.60 to 1.25 percent of the student loan principal balance, depending on the type of loan, calculated monthly.

               STUDENT LOAN PURCHASE AGREEMENTS. The Company has entered into Student Loan Purchase Agreements with various financial institutions and related parties including, but not limited to, Union Bank and Trust Company, InTuition Holdings, Inc., NHELP-I, Inc., and NEBHELP, Inc. pursuant to which the Company has purchased Eligible Loans. NHELP-I, Inc. and NEBHELP, Inc. are subsidiary corporations of NelNet. Certain of the shareholders of UNIPAC also hold an interest in the bank holding company that owns and controls Union Bank and Trust Company, and certain of the officers and directors of the Company are also officers and directors of Union Bank and Trust Company. Although Union Bank and Trust Company, InTuition Holdings, Inc., NHELP-I, Inc., and NEBHELP, Inc. are related to the Company as described in the paragraph above, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties.



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

            3.2 Certificate of Amendment to the Articles of Incorporation of Union Financial Services-1, Inc. (Incorporated by reference to
                                -
                 the Company's Quarterly Report on Form 10-Q dated September 30, 1999.)

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

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS OF NELNET STUDENT LOAN CORPORATION-1

Independent Auditors' Report................................................ F-1

Balance Sheets as of December 31, 2000 and 1999............................. F-2

Statements of Income for the years ended December 31, 2000, 1999 and 1998... F-3

Statements of Stockholder's Equity for the years ended December 31,
2000, 1999 and 1998........................................................  F-4

Statements of Cash Flows for the years ended December 31, 2000,
1999 and 1998..............................................................  F-5

Notes to Financial Statements............................................... F-6

All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                              Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



    The Board of Directors
    NELNET Student Loan Corporation-1:


    We have audited the accompanying balance sheets of NELNET Student Loan Corporation-1, a wholly-owned subsidiary of NelNet, Inc., as of December 31, 2000 and 1999 and the related statements of income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELNET Student Loan Corporation-1 as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    /s/KPMG LLP
    February 7, 2001
    Lincoln, Nebraska

                        NELNET STUDENT LOAN CORPORATION-1
                  (a wholly-owned subsidiary of NelNet, Inc.)

                                 Balance Sheets

                           December 31, 2000 and 1999




                            ASSETS                                     2000             1999
                                                                   --------------  ---------------
Cash and cash equivalents                                        $        29,268           41,727
Student loans receivable, net of allowance of $1,208,929 in 2000
   and $1,336,294 in 1999                                          1,417,193,283    1,492,739,182
Accrued interest receivable                                           31,653,602       30,162,766
Restricted cash - held by trustee                                     51,432,752       49,889,363
Debt issuance costs, net of accumulated amortization of $2,961,562
   in 2000 and $2,533,121 in 1999                                      5,941,299        7,249,082
Deferred tax asset                                                       329,967          324,244
                                                                  --------------  ---------------

           Total assets                                          $ 1,506,580,171    1,580,406,364
                                                                   ==============  ===============

             LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Notes payable                                                 $ 1,491,100,000    1,567,300,000
   Accrued interest payable                                            4,835,359        4,801,540
   Other liabilities                                                   1,682,848        1,734,065
   Income taxes payable to parent                                        133,843           92,509
                                                                   --------------  ---------------

           Total liabilities                                       1,497,752,050    1,573,928,114
                                                                   --------------  ---------------

Stockholder's equity:
   Common stock, no par value, authorized 1,000 shares;
     issued and outstanding 1,000 shares                                   1,000            1,000
   Additional paid-in capital                                          8,827,121        6,220,000
   Retained earnings                                                          --          257,250
                                                                   --------------  ---------------

           Total stockholder's equity                                  8,828,121        6,478,250

Commitments and contingencies
                                                                   --------------  ---------------

           Total liabilities and stockholder's equity            $ 1,506,580,171    1,580,406,364
                                                                   ==============  ===============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                              Statements of Income

                  Years ended December 31, 2000, 1999 and 1998




                                                            2000           1999         1998
                                                         ------------  ------------- ------------
Revenues:
   Loan interest                                       $ 123,888,615    106,179,544   43,428,726
   Investment interest                                     3,050,187      3,424,139    1,962,767
   Other                                                     752,981        587,699       86,366
                                                         ------------  ------------- ------------

           Total revenues                                127,691,783    110,191,382   45,477,859
                                                         ------------  ------------- ------------

Expenses:
   Interest on notes                                      96,106,454     78,821,125   34,076,786
   Loan servicing fees to related party                   13,235,227     12,733,854    5,475,146
   Trustee and broker fees                                 2,817,983      2,415,554      950,018
   Amortization of debt issuance costs                     1,307,783      1,259,135      558,734
   Amortization of loan premiums                           5,355,203      4,767,963    2,008,889
   Provision for loan losses                                 590,000      1,150,000      600,000
   Other general and administrative                        2,707,349      3,487,853    1,344,895
                                                         ------------  ------------- ------------

           Total expenses                                122,119,999    104,635,484   45,014,468
                                                         ------------  ------------- ------------

           Income before income tax expense                5,571,784      5,555,898      463,391

Income tax expense                                         2,005,842      2,075,128      169,138
                                                         ------------  ------------- ------------

           Net income                                  $   3,565,942      3,480,770      294,253
                                                         ============  ============= ============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-1
                  (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                       Statements of Stockholder's Equity

                  Years ended December 31, 2000, 1999 and 1998




                                                         ADDITIONAL                    TOTAL
                                               Common    paid-in       Retained    stockholder's
                                               stock      capital       earnings      equity
                                              ---------  -----------   -----------  ------------

Balance at December 31, 1997                $    1,000           --       757,227       758,227

Net income                                          --           --       294,253       294,253
                                              ---------  -----------   -----------  ------------

Balance at December 31, 1998                     1,000           --     1,051,480     1,052,480

Net income                                          --           --     3,480,770     3,480,770
Capital contribution from parent                    --    6,220,000            --     6,220,000
Dividends paid - $4,275 per share                   --           --    (4,275,000)   (4,275,000)
                                              ---------  -----------   -----------  ------------

Balance at December 31, 1999                     1,000    6,220,000       257,250     6,478,250

Net income                                          --           --     3,565,942     3,565,942
Capital contribution from parent                    --    3,885,000            --     3,885,000
Return of capital to parent                         --   (1,251,071)           --    (1,251,071)
Dividends paid - $3,850 per share                   --      (26,808)   (3,823,192)   (3,850,000)
                                              ---------  -----------   -----------  ------------

Balance at December 31, 2000                $    1,000    8,827,121            --     8,828,121
                                              =========  ===========   ===========  ============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998




                                                          2000          1999          1998
                                                       ------------ -------------- ------------
Net income                                           $   3,565,942      3,480,770      294,253
Adjustments to reconcile net income to net cash
   from operating activities:
     Amortization of loan premiums and
     debt issuance costs                                 6,662,987      6,027,098    2,567,623
     Deferred income tax benefit                            (5,723)      (171,112)    (153,132)
     Provision for loan losses                             590,000      1,150,000      600,000
     Increase in accrued interest receivable            (1,490,836)   (19,051,958)  (3,375,516)
     Decrease (increase) in other assets                        --         46,374      (35,374)
     Increase in accrued interest payable                   33,819      1,075,918    2,118,272
     (Decrease) increase in other liabilities              (51,217)       594,120      150,126
     Increase (decrease) in income taxes payable to parent  41,334        (53,761)    (290,478)
                                                       ------------ -------------- ------------

          Net cash provided by (used in)
          operating activities                           9,346,306     (6,902,551)   1,875,774
                                                       ------------ -------------- ------------

Cash flows from investing activities:
   Purchases of student loans, including premiums     (174,371,621)(1,081,832,346)(178,538,396)
   Proceeds from sales of student loans                101,408,534     16,850,114    2,056,884
   Net proceeds from student loan principal payments
     and loan consolidations                           142,563,782    206,065,160   59,138,505
   (Increase) decrease in restricted
    cash - held by trustee                              (1,543,389)   614,925,722 (625,272,703)
                                                       ------------ -------------- ------------

          Net cash provided by (used in)
          investing activities                          68,057,306   (243,991,350)(742,615,710)
                                                       ------------ -------------- ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                      --    278,700,000  745,000,000
   Payment on notes payable                            (76,200,000)   (27,900,000)          --
   Payment for debt issuance costs                              --     (1,809,372)  (4,260,064)
   Return of capital to parent                          (1,251,071)            --           --
   Capital contribution from parent                      3,885,000      6,220,000           --
   Dividends paid                                       (3,850,000)    (4,275,000)          --
                                                       ------------ -------------- ------------

          Net cash (used in) provided by
          financing activities                         (77,416,071)   250,935,628  740,739,936
                                                       ------------ -------------- ------------

          Net (decrease) increase in cash and
          cash equivalents                                 (12,459)        41,727           --

Cash and cash equivalents, beginning of year                41,727             --           --
                                                       ------------ -------------- ------------

Cash and cash equivalents, end of year               $      29,268         41,727           --
                                                       ============ ============== ============

Supplemental disclosures of cash flow information:
   Interest paid                                     $  96,072,635     77,745,207   31,958,514
                                                       ============ ============== ============

   Income taxes paid to parent                       $   1,877,722      2,300,000      611,748
                                                       ============ ============== ============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       DESCRIPTION OF BUSINESS

       NELNET Student Loan Corporation-1 (the Company), a wholly-owned subsidiary of NelNet, Inc. (formerly known as National Education Loan Network, Inc.) (the Parent) is a C Corporation which invests in eligible student loans issued under Title IV of the Higher Education Act of 1965, as amended (the Act). Student loans beneficially owned by the Company include those originated under the Stafford Loan Program (SLP), the Parent Loan Program for Undergraduate Students (PLUS) program, the Supplemental Loans for Students (SLS) program and loans which consolidate certain borrower obligations (Consolidation). Title to the student loans is held by an eligible lender trustee under the Act for the benefit of the Company. The financed eligible student loan borrowers are geographically located throughout the United States and the majority are in school or their first year of repayment. The notes payable outstanding are payable primarily from interest and principal payments on the student loans receivable. As the Company maintains control of the student loans and related notes payable, the Company accounts for the transactions as secured borrowings in the accompanying balance sheets when the loans are transferred into the trusts.

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

       STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

       Investments in student loans, including premiums, are recorded at cost, net of premium amortization and the allowance for loan losses. Premiums are amortized over the estimated principal life of the related loans.

       The allowance for loan losses is estimated and established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. Recovery of amounts previously charged off are credited to the allowance for loan losses. The charge to operations is estimated and based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, past loan loss experience, and general economic conditions.

       Management believes that the allowance for loan losses is adequate. While management used available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


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

       DEBT ISSUANCE COSTS

       Debt issuance costs are amortized over the estimated life of the related debt, ranging from 5 to 15 years.

       INCOME TAXES

       The Company files a consolidated federal tax return with UNIPAC Service Corporation (UNIPAC), the legal parent of NelNet, Inc. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Current income tax payments are made by the Company to its Parent as if the Company were a separate tax paying entity.

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

       USE OF ESTIMATES

       The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that effect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

       COMPREHENSIVE INCOME

       The Company has no sources of other comprehensive income. Therefore, the Company's comprehensive income consists solely of its net income.

       RECLASSIFICATIONS

       Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 financial statement presentation.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


 (2)   RESTRICTED CASH - HELD BY TRUSTEE

       The Company's restricted cash is held by the trustee in various accounts subject to use restrictions, imposed by the indenture of trust. These trustee funds include: the recycling account fund which is used to maintain excess funds for future operating needs, if necessary, and purchases of eligible student loans; the reserve fund which is used to cure any deficiencies in the debt service requirement; the revenue fund which is used for the receipt of interest payments on eligible student loans and investment securities and to pay fees and expenses incurred under the indenture; the interest fund which is used for the payment of debt service requirements; and the senior note redemption fund which is used to redeem senior notes.

 (3)   STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

       Guaranteed loans may be made under this program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to twenty years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U. S. Treasury bill rate, and currently range from 6% to 12% dependent upon type, terms of loan agreements and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

       Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 91% of the student loans at December 31, 2000) are insured up to 98%.

       The Company has provided for an allowance for loan losses related to those loans only guaranteed up to 98% for principal and interest. The provision is based upon historical default rates for such loans. Activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is shown on the following page.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998



                                            2000         1999        1998
                                          ----------  -----------  ----------

    Beginning balance                    $ 1,336,294      416,801           -
    Provision for loan losses                590,000    1,150,000     600,000
    Loans charged off, net of recoveries    (717,365)    (230,507)   (183,199)
                                          ----------  -----------  ----------

    Ending balance                       $ 1,208,929    1,336,294     416,801
                                          ==========  ===========  ==========

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

       The table below summarizes outstanding notes payable at December 31, 2000 and 1999 by issue.

                                                             2000                           1999
                                                  --------------------------    --------------------------
                                                                  INTEREST                      INTEREST
                                        FINAL       CARRYING        RATE           CARRYING       RATE
 2000                                 MATURITY       AMOUNT        RANGE            AMOUNT        RANGE
-----------------------------------   ----------  -------------- -----------    --------------- ----------
1996A Senior Auction Rate Notes,
   Class A-1 and A-2                   7/1/2014 $    96,600,000  6.85 - 6.90% $     96,600,000  6.60 - 6.9%
1996B Senior Auction Rate Notes,
   Class A-3 and A-4                   7/1/2014     128,000,000     6.95           128,000,000    7.00
1996C Senior Treasury Rate Notes,
   Class A-5                           7/1/2005     120,900,000     6.42           197,100,000    6.02
1996C Senior Auction Rate Notes,
   Class A-6                           7/1/2014      75,500,000     6.95            75,500,000    7.00
1996C Subordinate LIBOR Rate Notes,
   Class B-3                           7/1/2025      15,600,000     7.30            15,600,000    6.96
1997A Subordinate LIBOR Rate Notes,
   Class B-4                           7/1/1930      30,800,000     7.27            30,800,000    6.93
1998A Senior Fixed Rate Notes,
   Class A-7                           8/1/2005     125,000,000     5.48           125,000,000    5.48
1998A Senior Fixed Rate Notes,
   Class A-8                           9/1/2005     125,000,000     5.50           125,000,000    5.50
1998A Senior Fixed Rate Notes,
   Class A-9                          12/1/2005     125,000,000     5.73           125,000,000    5.73
1998A Senior Auction Rate Notes,
   Class A-10                         10/1/1932     100,000,000     6.95           100,000,000    7.10
1998A Senior Auction Rate Notes,
   Class A-11                         11/1/1932     100,000,000     6.84           100,000,000    6.30
1998A Senior Auction Rate Notes,
   Class A-12                         12/1/1932     100,000,000     6.85           100,000,000    6.55
1998B Subordinate Auction Rate Notes,
   Class B-5                          12/1/1932      70,000,000     6.98            70,000,000    7.35
1999A Senior Auction Rate Notes,
   Class A-13, A-14, A-15 and A-16    12/1/1932     278,700,000  6.84 - 7.02       278,700,000  5.97 - 6.85
                                                  --------------                ---------------

                                                $ 1,491,100,000               $  1,567,300,000
                                                  ==============                ===============


                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


       Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty. The Company redeemed $76,200,000 and $27,900,000 in 2000 and 1999, respectively of the Series 1996C Senior Treasury Rate Notes, Class A-5.

       In July 1999, the Company issued $278,700,000 of Taxable Student Loan Asset-Backed Notes, Series 1999A, due December 1, 2032, at varying rates. The proceeds were used to purchase eligible student loans.

       In December 1998, the Company issued $745,000,000 of Taxable Student Loan Asset - Backed Notes, Series 1998A, due in maturities from August 1, 2005 to December 1, 2032, at varying rates. The proceeds were deposited into the Loan Account Fund 98A and eligible student loans were purchased in January 1999.

       In March 1997, the Company issued $30.8 million of Taxable Student Loan Asset-Backed Notes, Series 1997A, due July 1, 2030. The proceeds were deposited in an escrow fund to provide for the defeasance of the $11.1 million of the Series 1996A Class B Subordinate Notes and $14.2 million of the Series 1996B Class B-2 Subordinate Notes, respectively, in May 1999.

       The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 2000 and 1999.

(5)    INCOME TAXES

       Components of income tax expense (benefit) in 2000, 1999 and 1998 are shown below.

                              2000         1999        1998
                          -----------  ----------- -----------
          Current:
             Federal     $  1,843,960    2,051,990     300,265
             State            167,605      194,250      22,005
                          -----------  ----------- -----------

                            2,011,565    2,246,240     322,270
                          -----------  ----------- -----------

         Deferred:
            Federal           (5,272)    (157,603)   (142,712)
            State               (451)     (13,509)    (10,420)
                          -----------  ----------- -----------

                              (5,723)    (171,112)   (153,132)
                          -----------  ----------- -----------

                        $  2,005,842    2,075,128     169,138
                          ===========  =========== ===========

       The actual income tax expense differs from the "expected" income tax expense, computed by applying the federal statutory corporate tax rates to income before income tax expense for 2000, 1999 and 1998, as shown on the following page.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


                                                        2000         1999        1998
                                                     ----------  -----------  ----------

Computed "expected" income tax expense              $ 1,894,407    1,889,005     157,553
Increase in income tax expense resulting from:
   State taxes, net of federal income tax benefit       110,322      119,289       7,646
   Other                                                  1,113       66,834       3,939
                                                      ----------  -----------  ----------

           Actual income tax expense                $ 2,005,842    2,075,128     169,138
                                                      ==========  ===========  ==========

       The Company's deferred tax assets at December 31, 2000 and 1999 resulted from the future tax benefit of the allowance for loan losses, not currently deductible for tax purposes. Management believes that it is more likely than not that the Company will generate sufficient future taxable income and capital gains to fully recover deferred tax assets recognized and, therefore, no valuation allowance is required.

 (6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value estimates, methods and assumptions are set forth below.

       CASH AND CASH EQUIVALENTS, RESTRICTED CASH - HELD BY TRUSTEE
        AND ACCRUED INTEREST RECEIVABLE/PAYABLE

       The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

       STUDENT LOANS RECEIVABLE

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

       LIMITATIONS

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


 (7)   GUARANTEE AGENCIES

       As of December 31, 2000, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc., Florida Department of Education Office of Student Financial Assistance, and the United Student Aid Funds, Inc. were the primary guarantors, guaranteeing approximately 88% of the total student loans beneficially owned by the Company. As of December 31, 1999, Nebraska Student Loan Program, Inc., Florida Department of Education Office of Student Financial Assistance, and the United Student Aid Fund were the primary guarantors, guaranteeing approximately 79% of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1998, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

 (8)   RECENT STUDENT LOAN LEGISLATION

       The Company's student loan program is subject to the provisions of the Act and as such, may be subject to legislative changes. Legislative changes to the Act affecting competition, loan asset characteristics, debt structure provisions and regulatory compliance may from time to time affect the operations of the Company. The Act expired September 1998 and was reauthorized with certain amendments effective October 1, 1998. These amendments included certain provisions for changes in the existing Federal Family Loan Program which included changes to interest rates, special allowance payments and guarantee fees that could have a material effect on the financial statements.

 (9)   RELATED PARTIES

       Certain shareholders and directors of the Parent are also officers and directors of Union Bank & Trust Company (UB&T). A majority of the loans currently held were purchased from UB&T and other wholly-owned subsidiaries of the Parent.

       Under the terms of an agreement, the Company contracted all loan servicing through UB&T through June 30, 1999. UNIPAC was contracted as a sub-servicer by UB&T. Fees paid to UB&T were calculated using an annual asset-based charge ranging from .60% to 1.25% of the student loan principal balance, calculated monthly. On June 30, 1999, UB&T assigned this servicing agreement to the Parent who contracts UNIPAC and InTuition, Inc., a wholly-owned subsidiary of the Parent, as sub-servicers. The fees amounted to approximately $13.2 million, $12.7 million and $5.5 million in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, approximately $1,063,000 and $506,000, respectively, was payable to the Parent for loan servicing and is included in other liabilities on the accompanying balance sheets. In 1998, the Company also paid approximately $385,000 to UB&T for services provided in connection with the purchase of eligible student loans.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998

       During 2000 and 1999, the Company purchased student loans of approximately $27 million and $279 million from NEBHELP, Inc., a wholly-owned subsidiary of the Parent. Premiums paid on these purchased loans totaled approximately $507,000 and $6 million in 2000 and 1999, respectively. During 1999, the Company purchased student loans of approximately $143 million from NHELP-I, Inc., a wholly-owned subsidiary of the Parent. Premiums paid on these purchased loans totaled approximately $3 million in 1999. During 2000 and 1999, the Company also purchased student loans of approximately $5.3 million and $481 million, respectively, from InTuition, Inc., a wholly-owned subsidiary of the Parent. Premiums paid on these purchased loans totaled approximately $134,000 and $12.4 million, respectively. These purchases were made on terms similar to those made with unrelated entities. During 2000, the Company sold approximately $101 million of student loans to NELNET Student Loan Corporation-2, a wholly-owned subsidiary of the Parent.

       During 2000 and 1999, the Company purchased student loans of approximately $141 million and $11 million, respectively, from UB&T. Premiums paid on these loans totaled approximately $1.3 million and $201,000, respectively. During 1999, the Company sold approximately $5.6 million of student loans to UB&T.

       The Company incurred fees to the Parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015% of the average outstanding loan balance to be paid monthly. In addition, the Parent has provided additional services to the Company on an as-needed transactional basis. These fees, included in other general and administrative expenses on the accompanying statements of income, amounted to approximately $2.6 million, $3.3 million and $953,000 in 2000, 1999 and 1998, respectively.

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


                                      Date:  March 30, 2001

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                    Title                       Date
              ---------                    -----                       ----

By:   /s/ Michael S. Dunlap            Chairman of the Board      March 30, 2001
      ------------------------------   (Principal Executive
      Michael S. Dunlap                Officer)


By:   /s/ Stephen F. Butterfield       President and Director     March 30, 2001
      ------------------------------
      Stephen F. Butterfield

By:   /s/ Ronald W. Page               Vice-President,            March 30, 2001
      ------------------------------   Secretary,
      Ronald W. Page                   Treasurer and Director
                                       (Principal Financial and
                                       Accounting Officer)

By:   /s/ Ross Wilcox                  Director                   March 30, 2001
      ------------------------------
      Ross Wilcox

By:   /s/ Dr. Paul Hoff                Director                   March 30, 2001
      ------------------------------
      Dr. Paul Hoff