Form 10-Q
period 2001-03-31
NELNET STUDENT LOAN CORP 1
filed 2001-05-15
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------------

  Commission file number             333-08929
                            ----------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-1
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                               86-0817755
------------------------------                               ------------------
State or  other  jurisdiction                                 (I.R.S. Employer
of incorporation or organization                             Identification No.)

            121 South 13th Street, Suite 301, Lincoln, Nebraska 68508
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-7272
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Stock                                 Amount Outstanding
          --------------                                 ------------------
    Common Stock, No par value                      1,000 Shares of Common Stock
                                                        as of March 31, 2001

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. - FINANCIAL INFORMATION

    Item 1.Financial Statements

              Balance Sheets as of March 31, 2001 and
                December 31, 2000.............................................3
              Statements of Income for the three months ended
                March 31, 2001 and 2000.......................................4
              Statement of Stockholder's Equity for the three months
                ended March 31, 2001..........................................5
              Statements of Cash Flows for the three months ended
                March 31, 2001 and 2000.......................................6
              Note to Financial Statements....................................7


    Item 2.Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................8

    Item 3.Quantitative and Qualitative Disclosures About Market Risk ........9

PART II. - OTHER INFORMATION

    Item 1.Legal Proceedings..................................................10
    Item 2.Changes in Securities..............................................10
    Item 3.Defaults upon Senior Securities....................................10
    Item 4.Submission of Matters to a Vote of Security Holders................10
    Item 5.Other Information..................................................10
    Item 6.Exhibits and Reports on Form 8-K...................................11


NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------------------

                             ASSETS                           MARCH 31,       DECEMBER 31,
                                                                2001              2000
                                                             (Unaudited)
                                                             -----------      ------------
Cash and cash equivalents                                      $  27,767         $  29,268

Student loans receivable including net premiums, net of
allowance for loan losses of $1,189,357 in 2001 and
$1,208,929 in 2000                                         1,400,732,472     1,417,193,283

Accrued interest receivable                                   29,651,058        31,653,602

Restricted cash - held by trustee                             47,897,537        51,432,752

Debt issuance costs, net of accumulated amortization of
$3,245,314 in 2001 and $2,961,562 in 2000                      5,657,547         5,941,299

Deferred tax asset                                               329,967           329,967
                                                          --------------    --------------
               Total assets                               $1,484,296,348    $1,506,580,171
                                                          ==============    ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                     $1,468,000,000    $1,491,100,000

        Accrued interest payable                               3,724,332         4,835,359

        Income taxes payable to parent                           386,137           133,843

        Other liabilities                                      2,909,237         1,682,848
                                                          --------------    --------------
               Total liabilities                          $1,475,019,706    $1,497,752,050
                                                          --------------    --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000
        shares; issued 1,000 shares                             $  1,000          $  1,000

        Additional paid-in capital                             8,827,121         8,827,121

        Retained earnings                                        448,521                --
                                                          --------------    --------------
               Total stockholder's equity                      9,276,642         8,828,121
                                                          --------------    --------------
               Total liabilities and stockholder's equity $1,484,296,348    $1,506,580,171
                                                          ==============    ==============

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


                                                        Three Months Ended
                                                        ------------------

                                                       2001            2000
                                                       ----            ----
Revenues:

        Loan interest                                $27,653,969     $30,577,864

        Investment interest                              652,503         782,010
                                                     -----------     -----------
               Total revenues                        $28,306,472     $31,359,874
                                                     ===========     ===========
Expenses:

        Interest on notes payable                    $21,309,910     $23,167,859

        Loan servicing fees to related party           3,134,938       3,374,534

        Trustee and broker fees                          653,037         697,283

        Amortization  of debt issuance costs             283,752         335,071

        Amortization of loan premiums                  1,448,443       1,135,787

        Provisions for loan losses                       150,000          60,000

        Other general and administrative                 625,577         665,667
                                                     -----------     -----------
               Total expenses                        $27,605,657     $29,436,201
                                                     ===========     ===========

        Income before income tax expense                 700,815       1,923,673


Income tax expense                                       252,294         692,522
                                                       ---------     -----------
       Net income                                      $ 448,521     $ 1,231,151
                                                       =========     ===========


       See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                           ADDITIONAL                 TOTAL
                                COMMON      PAID IN     RETAINED   STOCKHOLDER'S
                                STOCK       CAPITAL     EARNINGS      EQUITY
                              --------- ------------- ----------- --------------
Balances at December 31, 2000   $1,000    $8,827,121          --     $8,828,121

Net income                          --            --     448,521        448,521
                              --------- ------------- ----------- --------------
Balance at March 31, 2001       $1,000    $8,827,121    $448,521     $9,276,642
                              ========= ============= =========== ==============



        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
---------------------------------------------------------------------------------------------

                                                                        2001          2000
                                                                        ----          ----
Cash flows from operating activities:
  Net income                                                         $ 448,521    $ 1,231,151

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of loan premiums and debt issuance costs            1,732,195      1,470,858
    Provision for loan losses, net of charge offs                      (19,572)       (41,235)
    Decrease (increase) in accrued interest receivable               2,002,544     (1,118,679)
    Decrease in accrued interest payable                            (1,111,027)      (316,181)
    Increase in income taxes payable to parent                         252,294        692,523
    Increase (decrease) in other liabilities                         1,226,389        (53,761)
                                                                    ----------     ----------
        Net cash provided by operating activities                    4,531,344      1,864,676
                                                                    ----------     ----------

Cash flows from investing activities:
      Purchase of student loans, including premiums                (28,750,134)   (15,049,203)
      Net proceeds from student loan principal payments
      and loan consolidations                                       43,782,074     46,102,330
      Decrease (increase) in restricted cash - held by trustee       3,535,215    (20,329,659)
                                                                   -----------    -----------
       Net cash provided by investing activities                    18,567,155     10,723,468
                                                                   -----------    -----------

Cash flows from financing activities; payments on notes payable
      Net cash used in financing activities                        (23,100,000)   (12,600,000)
                                                                   ------------   ------------

Net decrease in cash and cash equivalents                              (1,501)       (11,856)

Cash and cash equivalents, beginning of period                          29,268         41,727
                                                                        ------         ------

Cash and cash equivalents, end of period                               $27,767        $29,871
                                                                       =======        =======

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-1 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 2000 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain items included in the financial statements for the three months ended March 31, 2000 have been reclassified to conform with the financial statements for fiscal year 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company, formerly Union Financial Services - 1, Inc., was incorporated under the laws of the state of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000
-------------------------------------------------------------------------------

        REVENUES. Revenues for the three months ended March 31, 2001, consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $2,923,895 from $30,577,864 for the three months ended March 31, 2000 to $27,653,969 for the three months ended March 31, 2001. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year. The Company's average net investment in student loans during the three months ended March 31, 2001 and 2000 was approximately $1,382,000,000 and $1,447,000,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended March 31, 2001 and 2000 was approximately 8.01% and 8.39%, respectively.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. Expenses from interest due on the Company's outstanding Notes decreased by $1,857,949 from $23,167,859 for the three months ended March 31, 2000 to $21,309,910 for the three months ended March 31, 2001. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding notes payable balance. For the three months ended March 31, 2001 and 2000, the Company's average debt outstanding was approximately $1,476,000,000 and $1,559,000,000, respectively, and the average annual cost of borrowings was approximately 5.78% and 5.94%, respectively. The decline in the average annual cost of borrowings was not as significant as the decrease in the annual loan yield as a portion of the notes payable are at a fixed rate. The Company also incurred loan servicing fees to related party in the amount of $3,134,938 for the three months ended March 31, 2001, as compared to $3,374,543 for the three months ended March 31, 2000. The decrease in loan servicing fees to related party is directly related to a reduction in the average net investment of student loans for the period.
Amortization of loan premiums increased by $312,656 from $1,135,787 for the three months ended March 31, 2000 to $1,448,443 for the three months ended March 31, 2001. This increase is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provisions for loan losses increased by $90,000, from $60,000 for the three months ended March 31, 2000 to $150,000 for the three months ended March 31, 2001. Additional amounts were recognized as bad debt expense in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Income tax expense amounted to $252,294 for the three months ended March 31, 2001, compared to $692,522 for the three months ended March 31, 2000. The decrease in income tax expense was a result of a decline in the net income before income tax expense for the three months ended March 31, 2001.

        NET INCOME. The Company had net income of $448,521 for the three months ended March 31, 2001 and $1,231,151 for the three months ended March 31, 2000. The decline in net income is due to a decrease in the net interest margin on student loans due to the lower interest rates and the increase in amortization of loan premiums. The net interest margin decreased by $1,065,946 from $7,410,005 for the three months ended March 31, 2000 to $6,344,059 for the three months ended March 31, 2001.

        For the three months ended March 31, 2001, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On March 23, 2001, the sole shareholders of the Company, NELnet, Inc., re-elected the following individuals to the Company's Board of
        Directors: Michael S. Dunlap, Stephen F. Butterfield, Ronald W. Page, Ross Wilcox and Dr. Paul Hoff.

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


                              NELNET STUDENT LOAN CORPORATION-1



                              By:/s/ Terry J. Heimes
                                 ----------------------------------------
                                   Terry J. Heimes, Vice President
                                   (Principal Executive Officer)



                              By:/s/ Jim Kruger
                                 ----------------------------------------
                                   Jim Kruger, Vice President
                                   (Principal Financial and Accounting Officer)


                              Date: May 15, 2001