Form 10-Q
period 2001-06-30
NELNET STUDENT LOAN CORP 1
filed 2001-08-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
                              -------------------------------------------------

  Commission file number                  333-08929
                          ------------------------------------------------------

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
       Common Stock, No par value                   1,000 Shares of Common Stock
                                                        as of June 30, 2001

                    NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                        Page No.

PART I. - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets as of June 30, 2001 and
            December 31, 2000.................................................3
          Statements of Income for the three months and six months
            ended June 30, 2001 and 2000......................................4
          Statement of Stockholder's Equity for the six months
            ended June 30, 2001...............................................5
          Statements of Cash Flows for the six months ended
            June 30, 2001 and 2000............................................6
          Note to Financial Statements........................................7


  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........11

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings..................................................12
   Item 2. Changes in Securities..............................................12
   Item 3. Defaults upon Senior Securities....................................12
   Item 4. Submission of Matters to a Vote of Security Holders................12
   Item 5. Other Information..................................................12
   Item 6. Exhibits and Reports on Form 8-K...................................13


NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------------

                             ASSETS
                                                                     JUNE 30, 2001      DECEMBER 31,
                                                                      (Unaudited)           2000
                                                                     -------------      ------------
Cash and cash equivalents                                                 $  13,020         $  29,268

Student loans receivable including net premiums, net of
allowance for loan losses of $1,080,346 in 2001 and $1,208,929
in 2000                                                               1,365,535,820     1,417,193,283

Accrued interest receivable                                              31,157,521        31,653,602

Restricted cash - held by trustee                                        61,971,529        51,432,752

Debt issuance costs, net of accumulated amortization of
$3,529,067 in 2001 and $2,961,562 in 2000                                 5,373,794         5,941,299

Deferred tax asset                                                          389,967           329,967
                                                                     --------------    --------------

               Total assets                                          $1,464,441,651    $1,506,580,171
                                                                     ==============    ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                                $1,444,900,000    $1,491,100,000

        Accrued interest payable                                          3,524,410         4,835,359

        Due to affiliates                                                 1,877,189           133,843

        Other liabilities                                                 2,751,229         1,682,848
                                                                     --------------    --------------
               Total liabilities                                     $1,453,052,828    $1,497,752,050
                                                                     --------------    --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares;
        issued 1,000 shares                                                $  1,000          $  1,000

        Additional paid-in capital                                        8,395,208         8,827,121

        Retained earnings                                                 2,992,615                --
                                                                     --------------    --------------

               Total stockholder's equity                                11,388,823         8,828,121
                                                                     --------------    --------------
               Total liabilities and stockholder's equity            $1,464,441,651    $1,506,580,171
                                                                     ==============    ==============

        See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)


                                              Three Months Ended               Six Months Ended
                                              ------------------               ----------------

                                              2001            2000             2001            2000
                                              ----            ----             ----            ----
Revenues:

        Loan interest                      $26,986,582     $31,113,137     $54,640,551     $61,691,001

        Investment interest                    810,829         659,317       1,463,332       1,441,327
                                           -----------     -----------     -----------     -----------
              Total revenues               $27,797,411     $31,772,454     $56,103,883     $63,132,328
                                           ===========     ===========     ===========     ===========

Expenses:

        Interest on notes payable          $17,561,953     $23,903,876     $38,871,864     $47,071,735

        Loan servicing fees to
        related party                        3,108,304       3,351,047       6,243,241       6,725,581

        Trustee and broker fees                719,079         726,306       1,372,116       1,423,589

        Amortization of debt issuance costs    283,752         335,071         567,505         670,142

        Amortization of loan premiums        1,471,524       1,290,306       2,919,967       2,426,093

        Provision for loan losses               50,000          60,000         200,000         120,000

        Other general and administrative       627,652         671,839       1,253,229       1,337,506
                                           -----------     -----------     -----------     -----------
              Total expenses               $23,822,264     $30,338,445     $51,427,922     $59,774,646
                                           ===========     ===========     ===========     ===========


        Income before income tax expense     3,975,147       1,434,009       4,675,961       3,357,682

Income tax expense                           1,431,053         516,243       1,683,346       1,208,766
                                           -----------     -----------     -----------     -----------
        Net income                         $ 2,544,094       $ 917,766     $ 2,992,615     $ 2,148,916
                                           ===========       =========     ===========     ===========


        See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)


                                                     ADDITIONAL                             TOTAL
                                       COMMON         PAID IN          RETAINED         STOCKHOLDER'S
                                       STOCK          CAPITAL          EARNINGS             EQUITY
                                     -----------   ---------------   --------------    -----------------

Balances at December 31, 2000            $1,000        $8,827,121               --           $8,828,121

Capital contribution from parent             --            68,087               --               68,087

Return of capital to parent                  --          (500,000)              --             (500,000)

Net income                                   --                --        2,992,615            2,992,615
                                     -----------   ---------------   --------------    -----------------

Balance at June 30, 2001                 $1,000        $8,395,208       $2,992,615          $11,388,823
                                     ===========   ===============   ==============    =================


        See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
------------------------------------------------------------------------------------------------------


                                                                              2001           2000
                                                                              ----           ----
Cash flows from operating activities:
      Net income                                                            $ 2,992,615    $ 2,148,916

      Adjustments  to  reconcile  net income to net cash
      provided by  operating activities:
        Amortization of loan premiums and debt issuance costs                 3,487,472      3,097,887
        Deferred income tax benefit                                             (60,000)            --
        Provision for loan losses, net of charge offs                          (128,583)      (231,357)
        Decrease (increase) in accrued interest receivable                      496,081     (1,662,361)
        (Increase) decrease in accrued interest payable                      (1,310,949)       119,590
        Increase in due to affiliates                                         1,743,346        288,935
        Increase (decrease) in other liabilities                              1,068,381         (4,753)
                                                                             ----------     ----------
            Net cash provided by operating activities                         8,288,363      3,756,857
                                                                             ----------     ----------
Cash flows from investing activities:
        Purchase of student loans, including premiums                       (39,239,498)   (64,432,125)
        Net proceeds from student loan principal payments and loan
        consolidations                                                       88,105,577     90,513,503
        Increase in restricted cash - held by trustee                       (10,538,777)   (48,730,685)
                                                                            -----------    -----------
            Net cash provided by (used in) investing activities              38,327,302    (22,649,307)
                                                                            -----------    -----------

Cash flows from financing activities:
        Payments on notes payable                                           (46,200,000)   (31,000,000)
        Capital contribution from parent                                         68,087         10,000
        Return of capital to parent                                            (500,000)            --
                                                                            -----------    -----------
            Net cash used in financing activities                           (46,631,913)   (30,990,000)
                                                                            -----------    -----------

Net decrease in cash and cash equivalents                                       (16,248)   (49,882,450)

Cash and cash equivalents, beginning of period                                   29,268     49,931,090
                                                                                 ------     ----------

Cash and cash equivalents, end of period                                        $13,020        $48,640
                                                                                =======        =======

See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-1 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 2000 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain items included in the financial statements for the six months ended June 30, 2000 have been reclassified to conform with the financial statements for fiscal year 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K.


(2)     STUDENT LOAN INTEREST MARGIN SECURITIES TRANSACTION

Effective April 3, 2001, NELnet Group Trust-I (the Trust) issued student loan interest margin securities. In connection with that transaction, the Company transfered to the Trust its rights to receive future excess residual cash flows and the administrative fees that are permitted to be withdrawn from the Company's trust estate created under the Company's Trust Indenture. Those revenues, along with revenues from similar transfers made by an affiliate of the Company, will be used by the Trust to make payments of principal and interest due on the Trust's securities. NELnet, Inc., which is the parent and sole owner of the Company, is also the sole beneficial owner of the Trust. The proceeds from the issuance of the Trust's securities which were attributed to the transfer to the Trust made by the Company were paid to NELnet, Inc. The future excess residual cash flows of the Company's trust estate represent funds which would normally be available for the payment of dividends by the Company to NELnet, Inc. As a result of the Company's transfer to the Trust, no excess cash flows will be available for dividend by the Company to NELnet, Inc. After the obligations of the Trust are satisfied in full, NELnet, Inc. will receive any remaining excess cash flows as the sole beneficial owner of the Trust and will be reflected as dividends from the Company. The transfer of the rights to future excess residual cash flows and the right to receive future administrative fees will not have an adverse effect on the holders of the Notes as these payments represent amounts available after all debt service and other requirements associated with the outstanding Notes existing under the Company's Trust Indenture are met. NELnet, Inc. has agreed to provide the administrative services necessary for administration of the Company's trust estate. The Trust securities are not obligations of the Company or NELnet, Inc.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000
-----------------------------------------------------------------------------

        REVENUES. Revenues for the three months ended June 30, 2001, consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $4,126,555 from $31,113,137 for the three months ended June 30, 2000 to $26,986,582 for the three months ended June 30, 2001. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the three months ended June 30, 2001 and 2000 was approximately $1,336,000,000 and $1,445,000,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended June 30, 2001 and 2000 was 8.08% and 8.56%, respectively.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $6,341,923 from $23,903,876 for the three months ended June 30, 2000 to $17,561,953 for the three months ended June 30, 2001. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the three months ended June 30, 2001 and 2000, the Company's average Notes outstanding was approximately $1,452,000,000 and $1,543,000,000, respectively, and the average annual cost of borrowings was 4.84% and 6.20%, respectively. The Company also incurred loan servicing fees to related party in the amount of $3,108,304 for the three months ended June 30, 2001, as compared to $3,351,047 for the three months ended June 30, 2000. The decrease in loan servicing fees to related party is directly related to a reduction in the average net investment of student loans for the period. Amortization of loan premiums increased by $181,218 from $1,290,306 for the three months ended June 30, 2000 to $1,471,524 for the three months ended June 30, 2001. This increase is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provision for loan losses decreased by $10,000, from $60,000 for the three months ended June 30, 2000 to $50,000 for the three months ended June 30, 2001. A reduced provision expense was recognized as bad debt expense in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Income tax expense amounted to $1,431,053 for the three months ended June 30, 2001, compared to $516,243 for the three months ended June 30, 2000. The increase in income tax expense was a result of a higher net income before income tax expense for the three months ended June 30, 2001. The effective tax rate utilized by the Company to recognize a provision for income tax expense was 36%.

        NET INCOME. The Company had net income of $2,544,094 for the three months ended June 30, 2001 and $917,766 for the three months ended June 30, 2000. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $2,215,368 from $7,209,261 for the three months ended June 30, 2000 to $9,424,629 for the three months ended June 30, 2001.

Six months ended June 30, 2001 compared to six months ended June 30, 2000
-------------------------------------------------------------------------

        REVENUES. Revenues for the six months ended June 30, 2001, consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $7,050,450 from $61,691,001 for the six months ended June 30, 2000 to $54,640,551 for the six months ended June 30, 2001. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the six months ended June 30, 2001 and 2000 was approximately $1,359,000,000 and $1,446,000,000, respectively (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the six months ended June 30, 2001 and 2000 was 8.04% and 8.48%, respectively.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $8,199,871 from $47,071,735 for the six months ended June 30, 2000 to $38,871,864 for the six months ended June 30, 2001. This decrease is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the six months ended June 30, 2001 and 2000, the Company's average Notes outstanding was approximately $1,464,000,000 and $1,551,100,000, respectively, and the average annual cost of borrowings was 5.31% and 6.07%, respectively. The Company also incurred loan servicing fees to related party in the amount of $6,243,241 for the six months ended June 30, 2001, as compared to $6,725,581 for the six months ended June 30, 2000. The decrease in loan servicing fees to related party is directly related to a reduction in the average net investment of student loans for the period. Amortization of loan premiums increased by $493,874 from $2,426,093 for the six months ended June 30, 2000 to $2,919,967 for the six months ended June 30, 2001. This increase is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provision for loan losses increased by $80,000, from $120,000 for the six months ended June 30, 2000 to $200,000 for the six months ended June 30, 2001. Additional amounts were recognized as bad debt expense in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Income tax expense amounted to $1,683,346 for the six months ended June 30, 2001, compared to $1,208,766 for the six months ended June 30, 2000. The increase in income tax expense was a result of a higher net income before income tax expense for the six months ended June 30, 2001. The effective tax rate utilized by the Company to recognize income tax expense was 36%.

        NET INCOME. The Company had net income of $2,992,615 for the six months ended June 30, 2001 and $2,148,916 for the six months ended June 30, 2000. The increase in net income is attributable to higher net interest margins on student loans due to the declining interest rates on the debt during the period while the "floor rate" on student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $1,149,421 from $14,619,266 for the six months ended June 30, 2000 to $15,768,687 for the six months ended June 30, 2001.

        For the six months ended June 30, 2001, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $61,971,000 as of June 30, 2001. The restricted cash includes cash held by the trustee in an Acquisition and Revenue Fund of approximately 38,647,000 and cash held by the trustee in a Reserve Fund of approximately $23,324,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

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

On April 3, 2001,  $57,500,000 of NELNET Student Loan Interest Margin Securities
- 2001 ("SLIMS") were issued by the NELnet Group Trust I (the "NELnet Group Trust") under the terms of a Trust Agreement dated April 1, 2001. In connection with that transaction, the Company assigned to the NELnet Group Trust its rights to receive the residual cash flows that exist on the student loans financed by the Notes. Certain other affiliated entities of the Company made similar contributions to the NELnet Group Trust. On a semiannual basis, the residual interest that exists above the minimum parity requirements as specified by the terms of the Company's Trust Indenture are required to be withdrawn from the trust estate created by the Company's Trust Indenture and deposited within the NELnet Group Trust. Additionally, funds representing an administrative fee permitted to be withdrawn from the trust estate created by the Company's Trust Indenture are also required to be deposited within the NELnet Group Trust. These funds are then utilized for the payment of a portion of the outstanding SLIMS on a semiannual basis. As of June 30, 2001, only funds representing the administrative fee described above have been withdrawn from the NELNET-1 Trust Estate.

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

        10.2    Trust Agreement dated as of April 1, 2001,  among NELNET Student
                Loan  Corporation-1,   MELMAC  LLC,  NELnet,   Inc.,  The  Chase
                Manhattan Bank and Wilmington Trust Company is filed herewith.

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


                                   Date: August 14, 2001