Form 10-Q
period 2001-09-30
NELNET STUDENT LOAN CORP 1
filed 2001-11-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from -------------------------------------------------

  Commission file number                      333-08929
                            ---------------------------------------------------


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
     Common Stock, No par value                    1,000 Shares of Common Stock
                                                     as of November 14, 2001

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

     Item 1.Financial Statements

            Balance Sheets as of September 30, 2001 and
              December 31, 2000...............................................3
            Statements of Income for the three months and nine months ended
              September 30, 2001 and 2000.....................................4
            Statement of Stockholder's Equity for the nine months
              ended September 30, 2001........................................5
            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.....................................6
            Notes to Financial Statements.....................................7


     Item 2.Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................8

     Item 3.Quantitative and Qualitative Disclosures About Market Risk .......11

PART II. - OTHER INFORMATION

     Item 1.Legal Proceedings.................................................12
     Item 2.Changes in Securities.............................................12
     Item 3.Defaults upon Senior Securities...................................12
     Item 4.Submission of Matters to a Vote of Security Holders...............12
     Item 5.Other Information.................................................12
     Item 6.Exhibits and Reports on Form 8-K..................................13

NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------

                             ASSETS
                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2001              2000
                                                                      (Unaudited)
                                                                      ------------      ------------
Cash and cash equivalents                                                 $  2,226         $  29,268

Student loans receivable including net premiums, net of allowance
for loan losses of $1,080,858 in 2001 and $1,208,929 in 2000         1,332,881,760     1,417,193,283

Accrued interest receivable                                             31,234,264        31,653,602

Restricted cash - held by trustee                                       73,123,840        51,432,752

Debt issuance costs, net of accumulated amortization of
$3,812,819 in 2001 and $2,961,562 in 2000                                5,090,042         5,941,299

Deferred tax asset                                                         389,967           329,967
                                                                    --------------    --------------
               Total assets                                         $1,442,722,099    $1,506,580,171
                                                                    ==============    ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                               $1,421,800,000    $1,491,100,000

        Accrued interest payable                                         3,141,552         4,835,359

        Due to affiliates                                                2,449,499           133,843

        Other liabilities                                                2,764,785         1,682,848
                                                                    --------------    --------------
               Total liabilities                                    $1,430,155,836    $1,497,752,050
                                                                    --------------    --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares;
        issued and outstanding 1,000 shares                               $  1,000          $  1,000

        Additional paid-in capital                                       8,555,208         8,827,121

        Retained earnings                                                4,010,055                --
                                                                    --------------    --------------

               Total stockholder's equity                               12,566,263         8,828,121
                                                                    --------------    --------------

               Total liabilities and stockholder's equity           $1,442,722,099    $1,506,580,171
                                                                    ==============    ==============

        See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                              ------------------              -----------------

                                             2001            2000            2001            2000
                                             ----            ----            ----            ----
Revenues:

        Loan interest                      $23,201,109     $31,537,294     $77,841,660     $93,228,294

        Investment interest                    493,934         865,599       1,957,266       2,306,926
                                           -----------     -----------     -----------     -----------
               Total revenues              $23,695,043     $32,402,893     $79,798,926     $95,535,220
                                           -----------     -----------     -----------     -----------

Expenses:

        Interest on notes payable          $15,407,020     $24,624,945     $54,278,884     $71,696,680

        Loan servicing fees to
           related party                     3,173,166       3,288,732       9,416,407      10,014,313

        Trustee and broker fees                691,821         725,891       2,063,937       2,149,480

        Amortization of debt issuance costs    283,752         335,071         851,257       1,005,213

        Amortization of loan premiums        1,789,417       1,517,230       4,709,385       3,943,323

        Provision for loan losses              150,000         150,000         350,000         270,000

        Other general and administrative       610,117         648,154       1,863,345       1,985,659
                                           -----------     -----------     -----------     -----------
               Total expenses              $22,105,293     $31,290,023     $73,533,215     $91,064,668
                                           -----------     -----------     -----------     -----------


        Income before income tax expense     1,589,750       1,112,870       6,265,711       4,470,552


Income tax expense                             572,310         400,633       2,255,656       1,609,398
                                           -----------     -----------     -----------     -----------

        Net income                         $ 1,017,440       $ 712,237     $ 4,010,055     $ 2,861,154
                                           ===========     ===========     ===========     ===========


        See accompanying notes to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                     ADDITIONAL                             TOTAL
                                       COMMON         PAID IN           RETAINED         STOCKHOLDER'S
                                       STOCK          CAPITAL           EARNINGS            EQUITY
                                     -----------   ---------------   --------------    -----------------
Balances at December 31, 2000            $1,000        $8,827,121               --           $8,828,121

Capital contribution from parent             --           228,087               --              228,087

Return of capital to parent                  --          (500,000)              --             (500,000)

Net income                                   --                --        4,010,055            4,010,055
                                     -----------   ---------------   --------------    -----------------
Balance at September 30, 2001            $1,000        $8,555,208       $4,010,055          $12,566,263
                                     ===========   ===============   ==============    =================


        See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
    Net income                                                                         $4,010,055    $ 2,861,154

    Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of loan premiums and debt issuance costs                               5,560,642      4,948,536
    Deferred income tax benefit                                                           (60,000)            --
    Provision for loan losses, net of charge offs                                        (128,071)      (266,431)
    Decrease (increase) in accrued interest receivable                                    419,338     (2,221,582)
    Decrease in accrued interest payable                                               (1,693,807)      (143,124)
    Increase in due to affiliates                                                       2,315,656        689,568
    Increase (decrease) in other liabilities                                            1,081,937        (63,721)
                                                                                       ----------      ---------
        Net cash provided by operating activities                                      11,505,750      5,804,400
                                                                                       ----------      ---------

Cash flows from investing activities:
    Purchase of student loans, including premiums                                     (58,206,221)   (74,514,817)
    Proceeds from sale of student loans                                                        --      1,875,760
    Net proceeds from student loan principal payments and loan consolidations         137,936,430    140,280,943
    Increase in restricted cash - held by trustee                                     (21,691,088)   (68,596,968)
                                                                                     ------------   ------------
        Net cash provided by (used in) investing activities                            58,039,121       (955,082)
                                                                                     ------------   ------------

Cash flows from financing activities:
    Payments on notes payable                                                         (69,300,000)   (53,500,000)
    Capital contribution from parent                                                      228,087         10,000
    Return of capital to parent                                                          (500,000)    (1,251,071)
                                                                                     ------------   ------------
        Net cash used in financing activities                                         (69,571,913)   (54,741,071)
                                                                                     ------------   ------------

Net decrease in cash and cash equivalents                                                 (27,042)   (49,891,753)

Cash and cash equivalents, beginning of period                                             29,268     49,931,090
                                                                                           ------     ----------

Cash and cash equivalents, end of period                                                   $2,226        $39,337
                                                                                           ======        =======

See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

(1)     BASIS OF PRESENTATION

        NELNET Student Loan Corporation-1 (the "Company"), formerly Union Financial Services - 1, Inc., was incorporated under the laws of the state of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The accompanying financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 2000 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain items included in the financial statements for the nine months ended September 30, 2000 have been reclassified to conform with the financial statements for fiscal year 2001.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K.


(2)     STUDENT LOAN INTEREST MARGIN SECURITIES TRANSACTION

Effective April 3, 2001, NELnet Group Trust-I (the "Trust") issued student loan interest margin securities. In connection with that transaction, the Company transferred to the Trust its rights to receive future excess residual cash flows and the administrative fees that are permitted to be withdrawn from the Company's trust estate created under the Company's Trust Indenture. Those revenues, along with revenues from similar transfers made by an affiliate of the Company, will be used by the Trust to make payments of principal and interest due on the Trust's securities. NELnet, Inc., which is the parent and sole owner of the Company along with its affiliates, is the sole beneficial owner of the Trust. The proceeds from the issuance of the Trust's securities which were attributed to the transfer to the Trust made by the Company were paid to NELnet, Inc. The future excess residual cash flows of the Company's trust estate represent funds which would normally be available for the payment of dividends by the Company to NELnet, Inc. After the obligations of the Trust are satisfied in full, NELnet, Inc. and its affiliates will receive any remaining excess cash flows as the sole beneficial owner of the Trust and will be reflected as dividends from the Company. NELnet, Inc. has agreed to provide the administrative services necessary for administration of the Company's trust estate. The Trust securities are not obligations of the Company or NELnet, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

GENERAL

        The Company, formerly Union Financial Services - 1, Inc., was incorporated under the laws of the state of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC. UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

        REVENUES. Revenues for the three months ended September 30, 2001 consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $8,336,185 from $31,537,294 for the three months ended September 30, 2000 to $23,201,109 for the three months ended September 30, 2001. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the three months ended September 30, 2001 and 2000 was approximately $1,328,000,000 and $1,413,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended September 30, 2001 and 2000 was 6.99% and 8.88%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $371,665 from $865,599 for the three months ended September 30, 2000 to $493,934 for the three months ended September 30, 2001. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year and a declining Reserve Fund balance. The interest rates on investments declined from 6.65% at September 30, 2000 to 3.61% at September 30, 2001.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $9,217,925 from $24,624,945 for the three months ended September 30, 2000 to $15,407,020 for the three months ended September 30, 2001. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the three months ended September 30, 2001 and 2000, the Company's average Notes outstanding was approximately $1,429,000,000 and $1,521,000,000, respectively, and the average annual cost of borrowings was 4.31% and 6.48%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $3,173,166 for the three months ended September 30, 2001, as compared to $3,288,732 for the three months ended September 30, 2000, a decrease of $115,566. The decrease in loan servicing fees to a related party is directly related to a reduction in the average net investment of student loans for the period. Amortization of loan premiums increased by $272,187 from $1,517,230 for the three months ended September 30, 2000 to $1,789,417 for the three months ended September 30, 2001. This increase is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $572,310 for the three months ended September 30, 2001, compared to $400,633 for the three months ended September 30, 2000. The increase in income tax expense was a result of a higher net income before income tax expense for the three months ended September 30, 2001. The effective tax rate utilized by the Company to recognize a provision for income tax expense was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $1,017,440 for the three months ended September 30, 2001 and $712,237 for the three months ended September 30, 2000. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment, the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $881,740 from $6,912,349 for the three months ended September 30, 2000 to $7,794,089 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

        REVENUES. Revenues for the nine months ended September 30, 2001 consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $15,386,634 from $93,228,294 for the nine months ended September 30, 2000 to $77,841,660 for the nine months ended September 30, 2001. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the nine months ended September 30, 2001 and 2000 was approximately $1,349,000,000 and $1,434,900,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the nine months ended September 30, 2001 and 2000 was 7.70% and 8.61%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $349,660 from $2,306,926 for the nine months ended September 30, 2000 to $1,957,266 for the nine months ended September 30, 2001. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year and a declining Reserve Fund balance.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $17,417,796 from $71,696,680 for the nine months ended September 30, 2000 to $54,278,884 for the nine months ended September 30, 2001. This decrease is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the nine months ended September 30, 2001 and 2000, the Company's average Notes outstanding was approximately $1,452,000,000 and $1,541,100,000, respectively, and the average annual cost of borrowings was 4.98% and 6.20%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $9,416,407 for the nine months ended September 30, 2001, as compared to $10,014,313 for the nine months ended September 30, 2000, a decrease of $597,906. The decrease in loan servicing fees to a related party is directly related to a reduction in the average net investment of student loans for the period. Amortization of debt issuance costs for the nine months ended September 30, 2001 amounted to $851,257 compared to $1,005,213 for the nine months ended September 30, 2000. The decrease in the amortization of debt issuance costs is attributable to a Series of the Notes being fully amortized in October of 2000. Amortization of loan premiums increased by $766,062 from $3,943,323 for the nine months ended September 30, 2000 to $4,709,385 for the nine months ended September 30, 2001. This increase is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provision for loan losses increased by $80,000, from $270,000 for the nine months ended September 30, 2000 to $350,000 for the nine months ended September 30, 2001. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Other general and administrative expenses decreased by $122,314 from $1,985,659 for the nine months ended September 30, 2000 to $1,863,345 for the nine months ended September 30, 2001. The decrease is a result of a decrease in the administrative fee paid to the Parent as the outstanding student loan balance has decreased in 2001.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $2,255,656 for the nine months ended September 30, 2001, compared to $1,609,398 for the nine months ended September 30, 2000. The increase in income tax expense was a result of a higher net income before income tax expense for the nine months ended September 30, 2001. The effective tax rate utilized by the Company to recognize income tax expense was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $4,010,055 for the nine months ended September 30, 2001 compared to $2,861,154 for the nine months ended September 30, 2000. The increase in net income is attributable to higher net interest margins on student loans due to the declining interest rates on the debt during the period while the "floor rate" on student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $2,031,162 from $21,531,614 for the nine months ended September 30, 2000 to $23,562,776 for the nine months ended September 30, 2001.

        For the nine months ended September 30, 2001, there were no unusual or infrequent events or transactions that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $73,124,000 as of September 30, 2001. The restricted cash includes cash held by the trustee in an Acquisition and Revenue Fund of approximately
$50,262,000 and cash held by the trustee in a Reserve Fund of approximately $22,862,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net decrease in cash and cash equivalents of $27,042 for the nine months ended September 30, 2001. This net change consists of (1) net cash provided by operating activities of approximately $11,506,000 due to an increase in net income and amortization of loan premiums, (2) net cash provided by investing activities of approximately $58,039,000 due to the proceeds from student loan principal payments and (3) net cash used in financing activities of approximately $69,572,000 due to payments on the Notes.

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

        On April 3, 2001, $57,500,000 of NELNET Student Loan Interest Margin Securities - 2001 ("SLIMS") were issued by the Trust under the terms of a Trust Agreement dated April 1, 2001. In connection with that transaction, the Company assigned to the Trust its rights to receive the residual cash flows that exist on the student loans financed by the Notes. Certain other affiliated entities of the Company made similar contributions to the Trust. On a semiannual basis, the residual interest that exists above the minimum parity requirements as specified by the terms of the Company's Trust Indenture are required to be withdrawn from the trust estate created by the Company's Trust Indenture and deposited within the Trust. Additionally, funds representing an administrative fee permitted to be withdrawn from the trust estate created by the Company's Trust Indenture are also required to be deposited within the Trust. The transfer of the rights to future excess residual cash flows and the right to receive future administrative fees will not have an adverse effect on the holders of the Notes as these payments represent amounts available after all debt service and other requirements associated with the outstanding Notes existing under the Company's Trust Indenture are met. These funds are then utilized for the payment of a portion of the outstanding SLIMS on a semiannual basis. As of September 30, 2001, only funds representing the administrative fee described above have been withdrawn from the Company's Trust Estate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's assets consist almost entirely of student loans. Variable rate student loans are subject to market risk in that the cash flows generated by the variable rate student loans can be affected by changes in interest rates. The variable rate student loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91 day Treasury Bill Rate") plus a margin specified for each variable rate student loan. Thus, if interest rates generally increase, the Company would expect to earn greater interest on its variable rate student loans, and if interest rates generally decrease, the Company would expect the interest that it earns to be reduced. The Company does not hold any of its assets for trading purposes.

        The Company attempts to manage its interest rate risk by funding its portfolio of variable rate student loans with variable rate debt instruments. The majority of the Notes bear interest at a variable rate that is reset periodically by means of auction procedures, or by reference to the London Interbank Offered Rate ("LIBOR") or a specified Treasury rate plus an applicable margin. By funding its variable rate student loans with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its variable rate student loans and its interest payment obligations under the variable rate Notes. Thus, in an environment of generally declining interest rates, the Company should earn less interest on its variable rate student loans, but the interest expense on the variable rate Notes should also be lower.

        The interest rates on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The interest rates on each series of LIBOR Rate Notes and Treasury Rate Notes is based generally on the LIBOR Rate or Treasury Rate then in effect for the applicable interest rate period. The variable rate student loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such variable rate student loans. As a result of the differences between the indices used to determine the interest rates on variable rate student loans and the interest rates on the variable rate Notes, there could be periods of time when the rates on variable rate student loans are inadequate to generate sufficient cash flow to cover the interest on the variable rate Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, LIBOR or auction rates may rise more quickly than the 91-day Treasury Bill Rate. If there is a decline in the rates on variable rate student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

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

        10.2 Trust Agreement dated as of April 1, 2001, among NELNET Student Loan Corporation-1, MELMAC LLC, NELnet, Inc., The Chase Manhattan Bank and Wilmington Trust Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q dated June 30, 2001).

REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NELNET STUDENT LOAN CORPORATION-1



                                          By: /s/ Terry J. Heimes
                                             -----------------------------------
                                               Terry J. Heimes, Vice President
                                               (Principal Executive Officer)



                                          By: /s/ Jim Kruger
                                             -----------------------------------
                                               Jim Kruger, Vice President
                                               (Principal  Financial  and
                                                Accounting Officer)


                                          Date: November 14, 2001