Form 10-K405
period 2001-12-31
NELNET STUDENT LOAN CORP 1
filed 2002-04-01
CIK 1010519

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 2001
                                              OR
[  ]    TRANSITION REPORT PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
            For the transition period from .............. to ..............

                        Commission file number 333-08929
                        --------------------------------
                        NELNET STUDENT LOAN CORPORATION-1
             (Exact name of registrant as specified in its charter)
                   (formerly Union Financia l Services-1, Inc.)

                     Nevada                                  86-0817755
        (State or other jurisdiction of                  (I.R.S.  Employer
         incorporation or organization)                  Identification No.)

           121 South 13th Street, Suite 301
                 Lincoln, Nebraska                             68508
        (Address of principal executive offices)             (Zip Code)

                                 (402) 475-7272
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO ___

        INDICATE BY CHECK MARK IF DISCLOSURE OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

        THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2001: NONE

        THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF APRIL 1, 2002 WAS 1,000.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
   ITEM 1.   BUSINESS.........................................................2
   ITEM 2.   PROPERTIES.......................................................8
   ITEM 3.   LEGAL PROCEEDINGS................................................8
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

PART II
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................8
   ITEM 6.   SELECTED FINANCIAL DATA..........................................9
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................10
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.....................................................13
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................14
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................14

PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............15
   ITEM 11.  EXECUTIVE COMPENSATION..........................................16
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..17
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................17

PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K........................................................18

SIGNATURES...................................................................21

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

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

               NELNET Student Loan Corporation-1 (the "Company"), formerly Union Financial Services-1, Inc., was incorporated under the laws of the State of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. ("NELnet") and a wholly owned indirect subsidiary of Nelnet Loan Services, Inc. (formerly UNIPAC Service Corporation), a privately held Nebraska Corporation.

BUSINESS OF COMPANY

               GENERAL. The Company is a special purpose corporation formed to engage in the business of purchasing, financing, holding and selling guaranteed educational loans made to students and to parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"). Eligible Loans are purchased by the Company from eligible lenders under the Higher Education Act pursuant to the terms and subject to the conditions stated in student loan purchase agreements. The proceeds of the Eligible Loans are used by the borrowers to pay the costs associated with attendance at post-secondary educational institutions.

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

               SERVICING OF ELIGIBLE LOANS. NELnet acts as servicer (the "Servicer") of the Company's Eligible Loans in accordance with a Servicing Agreement, dated as of July 1, 1999 (the "Servicing Agreement"). Nelnet Loan Services, Inc. acts as a subservicer (the "Subservicer") and custodian (the "Custodian") of the Eligible Loans in accordance with Subservicing Agreements (the "Subservicing Agreements") between NELnet and Nelnet Loan Services, Inc., respectively. The Company may appoint other entities to act as a servicer or subservicer if approved by the rating agencies which rate the Notes. Nelnet Loan Services, Inc. began its education loan servicing operations on January 1, 1978, and provides education loan servicing, time sharing, administration and other services to lenders, secondary market purchasers and Guarantee Agencies throughout the United States.

INFORMATION ON THE NOTES AND ELIGIBLE LOANS

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. Provided below is selected information as of December 31, 2001 that was previously provided to holders of the Notes, as well as additional components not previously reported. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

               The principal balance of Eligible Loans as of December 31, 2001 was $1,313,207,332. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of December 31, 2001.


                                     TABLE A
            ORIGINAL PRINCIPAL AMOUNT OF NOTES ISSUED BY THE COMPANY
            AND THE OUTSTANDING AGGREGATE PRINCIPAL AMOUNT PER CLASS
                               (DECEMBER 31, 2001)

Series     Class    Date Issued        Maturity Dates        Original       Principal Outstanding
                                                         Principal Amount  as of December 31, 2001
1996A      A-1      March 8, 1996      July 1, 2014          $48,300,000          $48,300,000
1996A      A-2      March 8, 1996      July 1, 2014           48,300,000           48,300,000
1996A      B-1(*)   March 8, 1996      July 1, 2014           11,100,000       --------------
1996B      A-3      June 18, 1996      July 1, 2014           73,700,000           73,700,000
1996B      A-4      June 18, 1996      July 1, 2014           54,300,000           54,300,000
1996B      B-2(*)   June 18, 1996      July 1, 2014           14,200,000       --------------
1996C      A-5      October 31, 1996   July 1, 2005          225,000,000           28,200,000
1996C      A-6      October 31, 1996   July 1, 2014           75,500,000           75,500,000
1996C      B-3      October 31, 1996   July 1, 2025           15,600,000           15,600,000
1997A      B-4      March 20, 1997     July 1, 2030           30,800,000           30,800,000
1998A      A-7      December 22, 1998  August 1, 2005        125,000,000          125,000,000
1998A      A-8      December 22, 1998  September 1, 2005     125,000,000          125,000,000
1998A      A-9      December 22, 1998  December 1, 2005      125,000,000          125,000,000
1998A      A-10     December 22, 1998  October 1, 2032       100,000,000          100,000,000
1998A      A-11     December 22, 1998  November 1, 2032      100,000,000          100,000,000
1998A      A-12     December 22, 1998  December 1, 2032      100,000,000          100,000,000
1998A      B-5      December 22, 1998  December 1, 2032       70,000,000           70,000,000
1999A      A-13     July 1, 1999       December 1, 2032       70,000,000           70,000,000
1999A      A-14     July 1, 1999       December 1, 2032       70,000,000           70,000,000
1999A      A-15     July 1, 1999       December 1, 2032       70,000,000           70,000,000
1999A      A-16     July 1, 1999       December 1, 2032       68,700,000           68,700,000
                                                              ----------           ----------
                                                          $1,620,500,000       $1,398,400,000
                                                             ==============       ==============

(*) These Notes were defeased with the proceeds of the Series 1997A Notes and as of March 20, 1997 are no longer deemed to be outstanding under the Indenture.

               Set forth in Table B below is the interest rate for each outstanding Class of Notes as of December 31, 2001, indicating whether the interest rate is fixed or is calculated based on the applicable Auction Rate, LIBOR Rate, or Treasury Rate, as the case may be. The term "Auction Rate" refers to the rate of interest per annum that results from implementation of the auction procedures as described in the Indenture. The term "LIBOR" Rate" refers to the rate of interest per annum as determined by reference to the London Interbank Offered Rate as described in the indenture. The term "Treasury Rate" refers to the rate of interest per annum as determined by reference to United States Treasury securities as described in the indenture.


                                     TABLE B
                     APPLICABLE INTEREST RATE PER CLASS
                          (as of December 31, 2001)
                   CLASS                     CALCULATION METHOD
                   -----                     ------------------
                                                AUCTION RATE
                    A-1                            2.100%
                    A-2                            2.300%
                    A-3                            2.150%
                    A-4                            2.110%
                    A-6                            2.150%
                    A-10                           2.149%
                    A-11                           2.150%
                    A-12                           2.280%
                    A-13                           2.270%
                    A-14                           2.080%
                    A-15                           2.070%
                    A-16                           2.100%
                    B-5                            2.200%

                                              TREASURY RATE (1)
                    A-5                             2.31%

                                               LIBOR RATE (1)
                    B-3                           2.59875%
                    B-4                           2.56875%

                                                 FIXED RATE
                    A-7                             5.48%
                    A-8                             5.50%
                    A-9                             5.73%

                 --------------------
                (1) Treasury Bill Rate and LIBOR Rate based on the Smith
                    Barney stated rate.

               Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on December 31, 2001. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                                     TABLE C
                       COMPOSITION OF THE ELIGIBLE LOANS &
                            DISTRIBUTION BY LOAN TYPE
                            (as of December 31, 2001)


                                              Outstanding  Percent of Loans
                                               Principal    By Outstanding
           Loan Types                           Balance         Balance
           ----------                           -------         -------

Consolidated                                  $494,622,172         37.67%
PLUS                                            25,725,603          1.96
SLS                                             11,752,670           .89
Stafford-Subsidized                            470,536,227         35.83
Stafford-Unsubsidized                          310,570,660         23.65
                                               -----------         -----

      Total                                 $1,313,207,332        100.00%
                                            ==============        ======


Number of Borrowers                                169,969
Average Outstanding Principal
       Balance Per Borrower                         $7,726
Number of Loans                                    317,593
Average Outstanding Principal
       Balance Per Loan                             $4,135
Approximate Weighted Average
       Remaining Term (Months)                         150

                                     TABLE D
               DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                            (as of December 31, 2001)



                                      Outstanding         Percent of Loans
                                       Principal          By Outstanding
        Interest Rate Range             Balance               Balance
        -------------------             -------               -------
         Less than 7.50%             $918,206,000              69.92%
         7.50% to 7.99%                40,338,227               3.07
         8.00% to 8.49%               140,612,649              10.71
         8.50% to 8.99%                    14,206                .00
         9.00% to 9.49%               207,353,358              15.79
         9.50% or greater               6,682,892                .51
                                        ---------                ---

              Total                $1,313,207,332             100.00%
                                   ==============             ======



                                     TABLE E
               DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                            (as of December 31, 2001)


                                              Outstanding  Percent of Loans
                                               Principal    By Outstanding
            School Type                         Balance        Balance
            -----------                         -------        -------

      2-Year                                  $81,557,059        6.21%
      4-Year                                  673,507,347       51.45
      Proprietary                              59,877,608        4.56
      Unknown                                   3,643,146         .11
      Consolidation                           494,622,172       37.67
                                              -----------       -----

              Total                        $1,313,207,332      100.00%
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

ITEM 3. LEGAL PROCEEDINGS

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company is a wholly owned subsidiary of NELnet. There is no public trading market for the Company's common stock.

               As of April 1, 2002, NELnet was the only record holder of the Company's outstanding shares of common stock. The Company pays dividends annually. On December 30, 1999, dividends were paid in the amount of $4,275,000, on December 28, 2000, dividends were paid in the amount of $3,850,000, and on December 31, 2001, dividends were paid in the amount of $5,800,000.

ITEM 6. SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of December 31, 2001, 2000, 1999, 1998, and 1997, and for each of the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997. This information has been derived from the financial statements of the Company, which have been audited by KPMG LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.

                                                    NELNET STUDENT LOAN CORPORATION-1
                                                        SELECTED FINANCIAL DATA

                                             Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
STATEMENT OF INCOME DATA:                   December 31,   December 31,   December 31,   December 31,   December 31,
                                                2001           2000           1999           1998           1997
                                                ----           ----           ----           ----           ----
Revenues:
    Loan interest.........................    $99,719,778   $123,888,615   $106,179,544   $ 43,428,726    $41,671,560
    Investment interest...................      2,330,722      3,050,187      3,424,139      1,962,767      2,268,878
    Other.................................        662,340        752,981        587,699         86,366        195,084
                                              -----------    -----------    -----------    -----------    -----------
            Total revenues................    102,712,840    127,691,783    110,191,382     45,477,859     44,135,522
                                              -----------    -----------    -----------     ----------     ----------
Expenses:
    Interest on notes payable.............     66,165,762     96,106,454     78,821,125     34,076,786     32,782,396
    Loan servicing fees to related party .     12,575,217     13,235,227     12,733,854      5,475,146      4,917,318
    Financing fees to parent .............             --             --             --             --        423,112
    Trustee and broker fees...............      2,771,301      2,817,983      2,415,554        950,018        915,380
    Amortization of debt issuance costs...      1,135,009      1,307,783      1,259,135        558,734        494,106
    Amortization of loan premiums and
    lender fees...........................      6,821,677      5,355,203      4,767,963      2,008,889      1,441,526
    Provision for loan losses.............        750,000        590,000      1,150,000        600,000        133,408
    Other general and administrative .....      2,560,614      2,707,349      3,487,853      1,344,895      1,021,474
                                              -----------  -------------  -------------  --  ---------  --  ---------
            Total expenses................     92,779,580    122,119,999    104,635,484     45,014,468     42,128,720
                                              -----------    -----------    -----------     ----------     ----------
            Income before income tax
            expense.......................      9,933,260      5,571,784      5,555,898        463,391      2,006,802

Income tax expense........................      3,575,974      2,005,842      2,075,128        169,138        710,717
                                               ----------     ----------     ----------    -----------     ----------
            Net income....................    $ 6,357,286    $ 3,565,942    $ 3,480,770    $    294,253    $ 1,296,085
                                               ==========     ==========     ==========    ============    ===========

Ratio of earnings to fixed charges........         1.15%          1.06%          1.07%       1.01%          1.06%

BALANCE SHEET DATA:
Cash and cash equivalents ................  $     148,025  $      29,268  $      41,727  $          --   $         --
Restricted cash - held by trustee ........     56,372,239     51,432,752     49,889,363    664,815,085     39,542,382
Student loans receivable, net ............  1,328,694,086  1,417,193,283  1,492,739,182    639,740,073    525,005,954
Total assets..............................  1,420,761,493  1,506,580,171  1,580,406,364  1,322,564,317    575,292,144
Notes payable ............................  1,398,400,000  1,491,100,000  1,567,300,000  1,316,500,000    571,500,000
Total liabilities.........................  1,405,827,999  1,497,752,050  1,573,928,114  1,321,511,837    574,533,917
Stockholder's equity......................     14,933,494      8,828,121      6,478,250      1,052,480        758,227

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

               The assets of the Company consist primarily of Eligible Loans. At December 31, 2001, the Company held approximately $1.313 billion in Eligible Loans. Throughout 2001, the Company purchased portfolios of Eligible Loans from various financial institutions and related parties.

SIGNIFICANT ACCOUNTING POLICIES

               The notes to the financial statements contain a summary of the Company's significant accounting policies. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they may require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company's significant accounting policy is determining the level of the allowance for loan losses. Additional information about this policy can be found in Note 1 to the financial statements.

ALLOWANCE FOR LOAN LOSSES

               The allowance for loan losses represents management's estimate of probable losses on Eligible Loans in the Trust Estate and pledged to repay the Notes. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience and general economic conditions. The allowance for credit losses is determined via a process that begins with estimates of probable losses on Eligible Loans held in the Trust Estates, based upon a statistical analysis. Historical delinquencies and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions.

               The allowance for loan losses reflects assumptions and estimates the Company believes are reasonable in light of historical loan losses and known trends with respect to Eligible Loans held in the Trust Estate. However, these estimates and assumptions are inherently uncertain and there can be no guarantee that management's estimates and assumptions will prove correct in future periods. Management continually measures expected losses against actual losses and assumptions are revised accordingly. Moreover, changes in the estimates and assumptions management uses to estimate the allowance for loan losses could have a direct impact on the amount of the allowance and the Company's financial condition in future periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

               REVENUES. Revenues for the year ended December 31, 2001 consisted primarily of interest on Eligible Loans, which totaled $99,719,778, compared to $123,888,615 for the year ended December 31, 2000, a decrease of 19.51%. The decrease in revenues is attributable to a declining interest rate environment during fiscal year 2001 along with a reduced investment in student loans. The amount of interest reported for the year ended December 31, 2001 was derived from Eligible Loans in an aggregate principal amount, net of allowance for loan losses and unamortized premiums, of $1,328,694,086 at December 31, 2001, compared to $1,417,193,283 at December 31, 2000. The Company's average net investment in Eligible Loans during the year ended December 31, 2001 was $1,336,873,961 (excluding funds held by the Trustee), compared to $1,426,498,815 for the year ended December 31, 2000, and the average effective annual interest rate of interest income on Eligible Loans was approximately 7.46%, compared to 8.64% for the year ended December 31, 2000. The reduction in student loan assets is directly related to the proceeds being used to redeem bonds. The Company also received investment interest and other income for the year ended December 31, 2001 in the amounts of $2,330,722 and $662,340, respectively, compared to $3,050,187 and $752,981, respectively, for the year ended December 31, 2000. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in fiscal year 2001 and a declining Reserve Fund balance.

               EXPENSES. Expenses for the year ended December 31, 2001 consisted primarily of interest on the Company's outstanding Notes which totaled $66,165,762, compared to $96,106,454 for the year ended December 31, 2000, a decrease of 31.15%. The amount of interest expense reported depends primarily upon the amount of Notes outstanding during the years and the interest rates on such Notes. The decrease in interest expense was attributable primarily to a decrease in interest rates and redemptions on the Notes. The Company's average debt outstanding was approximately $1,440,850,000 for the year ended December 31, 2001, compared to $1,530,417,000 for the year ended December 31, 2000, and the average annual cost of borrowings was approximately 4.59% for the year ended December 31, 2001, compared to approximately 6.28% for the year ended December 31, 2000. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $12,575,217 for the year ended December 31, 2001, compared to $13,235,227 for the year ended December 31, 2000. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are paid. Loan servicing fees to a related party decreased in 2001 because the Company held, on average, fewer student loans in 2001. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums and lender fees for the year ended December 31, 2001 amounted to $2,771,301, $1,135,009 and $6,821,677, respectively, compared to $2,817,983, $1,307,783 and $5,355,203 respectively, for the year ended December 31, 2000. The change in the amortization of loan premiums and lender fees from 2000 to 2001 is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans. Increased principal payments are a result of the fact that a greater percentage of the Company's loan portfolio is in repayment status. Provision for loan losses for the year ended December 31, 2001 amounted to $750,000, compared to $590,000 for the year ended December 31, 2000. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Other general and administrative expenses for the year ended December 31, 2001 amounted to $2,560,614, compared to $2,707,349 for the year ended December 31, 2000. This reduction is due to a decline in administrative fees incurred to the parent as the average outstanding student loan balances are decreased in 2001.

               INCOME TAX EXPENSE. The Company has recognized income tax expense of $3,575,974 for the year ended December 31, 2001, compared to $2,005,842 for the year ended December 31, 2000. The increase in income tax expense was a result of a higher net income before income tax expense for the fiscal year ended December 31, 2001. The effective tax rate utilized by the Company to recognize income tax expense was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

               NET INCOME. The Company had net income of $6,357,286 for the year ended December 31, 2001 compared to $3,565,942 for the year ended December 31, 2000. The increase in net income is attributable to higher net interest margins on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $5,771,855 from $27,782,161 for the year ended December 31, 2000 to $33,554,016 for the year ended December 31, 2001.

               For the year ended December 31, 2001, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

               REVENUES. Revenues for the year ended December 31, 2000 consisted primarily of interest on Eligible Loans, which totaled $123,888,615, compared to $106,179,544 for the year ended December 31, 1999, an increase of 16.69%. The amount of interest reported for the year ended December 31, 2000 was derived from Eligible Loans in an aggregate principal amount, net of allowance for loan losses and unamortized premiums, of $1,417,193,283 at December 31, 2000, compared to $1,492,739,182 at December 31, 1999. The Company's average net investment in Eligible Loans during the year ended December 31, 2000 was $1,426,498,815 (excluding funds held by the Trustee), compared to $1,332,494,385 for the year ended December 31, 1999, and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.64%, compared to 7.97% for the year ended December 31, 1999. The Company also received investment interest and other income for the year ended December 31, 2000 in the amounts of $3,050,187 and $752,981, respectively, compared to $3,424,139 and $587,699 respectively, for the year ended December 31, 1999. The decrease in investment interest was a result of the cash being utilized to acquire student loans.

               EXPENSES. Expenses for the year ended December 31, 2000 consisted primarily of interest on the Company's outstanding Notes which totaled $96,106,454, compared to $78,821,125 for the year ended December 31, 1999, an increase of 21.93%. The amount of interest expense reported depends primarily upon the amount of Notes outstanding during the years and the interest rates on such Notes. The increase in interest expense was attributable primarily to the issuance of additional notes in the amount of $278,700,000 on July 1, 1999 and an increase in interest rates. The Company's average debt outstanding was approximately $1,530,417,000 for the year ended December 31, 2000, compared to $1,446,050,000 for the year ended December 31, 1999, and the average annual cost of borrowings was approximately 6.28% for the year ended December 31, 2000, compared to approximately 5.45% for the year ended December 31, 1999. The
Company also incurred loan servicing fees to a related party in the amount of $13,235,227 for the year ended December 31, 2000, compared to $12,733,854 for the year ended December 31, 1999. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees to a related party incurred by the Company were higher in 2000 because the Company held, on average, more student loans in 2000. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums and lender fees for the year ended December 31, 2000 amounted to $2,817,983, $1,307,783 and $5,355,203 respectively, compared to $2,415,554,
$1,259,135 and $4,767,963 respectively, for the year ended December 31, 1999. The change in the amortization of loan premiums and lender fees from 1999 to 2000 is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans. Provision for loan losses for the year ended December 31, 2000 amounted to $590,000, compared to $1,150,000 for the year ended December 31, 1999. The reduction in the provision for loan losses in 2000 is a result of additional amounts that were incurred for the provision of loan losses during 1999 to reflect the appropriate allowance amounts in comparison to the estimated defaults at December 31, 1999. Other general and administrative expenses for the year ended December 31, 2000 amounted to $2,707,349, compared to $3,487,853 for the year ended December 31, 1999. This reduction is due to a decline in administrative fees incurred to the parent. Administrative fees to the parent in 1999 were higher than amounts in 2000 as a result of additional amounts reimbursed to the parent in 1999 as permitted by the trust indenture.

               INCOME TAX EXPENSE: Income tax expense for the year ended December 31, 2000 amounted to $2,005,842, compared to $2,075,128 for the year ended December 31, 1999. The decrease in income tax expense is due to a decrease in the effective income tax rate used in arriving at the income tax expense for 2000. The reduction in the income tax rate was a result of reflecting the overall effective income tax rate on a consolidated basis.

               NET INCOME. The Company had net income of $3,565,942 for the year ended December 31, 2000 compared to $3,480,770 for the year ended December 31, 1999. The increase in net income is attributable to higher net interest margins on student loans due to the declining interest rates on the debt during the period while the "floor rate" on student assets is determined annually on July
1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $423,742 from $27,358,419 for the year ended December 31, 1999 to $27,782,161 for the year ended December 31, 2000.

               For the year ended December 31, 2000, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

               Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. The Indenture under which the Notes were issued also creates a Reserve Fund from which money can be drawn to make payments of interest and principal on the Notes. The Reserve Fund is fully funded under the terms of the Indenture and the Company anticipates that cash flows generated from its Eligible Loans will be sufficient to meet the obligations on its outstanding Notes.

               It is anticipated that regular payments under the terms of the Eligible Loans, as well as early prepayment, will reduce the number of Eligible Loans held in the Trust Estate. The Company is authorized under the Indenture to use principal receipts from Eligible Loans to purchase additional Eligible Loans until April 1, 2005. The Company began redeeming monthly a percentage of the Class 1996-A5 Notes on May 1, 1999 with principal receipts from Eligible Loans. The Company plans to continue to do so monthly in the future, in accordance with an Issuer Order delivered to the Trustee. The remaining principal receipts from Eligible Loans have been used to purchase Eligible Loans.

               The following table summarizes the maturity profile of the Company's contractual long-term debt payments at December 31, 2001:

               2002                                    $96,500,000
               2003                                    113,400,000
               2004                                    103,200,000
               2005                                     90,100,000
               2006                                             --
               2007 and thereafter                     995,200,000
                                                       -----------
                                                    $1,398,400,000

               For the year ended December 31, 2001, the Company generated cash flows provided by operating activities of $17.1 million. Management's expectations are that future cash flows provided by operating activities will be sufficient to meet the Company's contractual obligations. For further discussion of the above contractual obligations, refer to Note 5 of the financial statements.

               On April 3, 2001, $57,500,000 of NELNET Student Loan Interest Margin Securities - 2001 ("SLIMS") were issued by NELnet Group Trust - I (the "Trust") under the terms of a Trust Agreement dated April 1, 2001. In connection with that transaction, the Company assigned to the Trust its rights to receive the residual cash flows that exist on the student loans financed by the Notes. Another affiliated entity of the Company made similar contributions to the Trust. On a semiannual basis, the residual interest that exists above the minimum parity requirements as specified by the terms of the Company's Indenture are required to be withdrawn from the trust estate created by the Company's Indenture and deposited within the Trust. Additionally, funds representing an administrative fee permitted to be withdrawn from the trust estate created by the Company's Indenture are also required to be deposited within the Trust. The transfer of the rights to future excess residual cash flows and the right to receive future administrative fees will not have an adverse effect on the holders of the Notes as these payments represent amounts available after all debt service and other requirements associated with the outstanding Notes existing under the Company's Indenture are met. These funds are then utilized for the payment of a portion of the outstanding SLIMS on a semiannual basis. As of December 31, 2001, only funds representing the administrative fee described above have been withdrawn from the Company's Trust Estate.

IMPACT OF INFLATION

               For the year ended December 31, 2001, cost increases to the Company were not materially impacted by inflation.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company's assets consist almost entirely of student loans. Those student loans are subject to market risk in that the cash flows generated by the student loans can be affected by changes in interest rates. The student loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91-day Treasury Bill Rate") plus a margin specified for each student loan. Thus, if interest rates generally increase, the Company would expect to earn greater interest on its student loans, and if interest rates generally decrease, the Company would expect the interest that it earns to be reduced. The Company does not hold any of its assets for trading purposes.

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

               As shown by the chart below, the Company has conducted a sensitivity analysis to determine what effect different changes in the interest rates on student loans and the Notes would have on its cash flows and its resulting ability to pay the principal and interest due on the Notes. Historically, the majority of the Company's Notes have borne interest at a rate that approximates 1 Month LIBOR. Generally, student loans bear interest at a rate based on the 91-day Treasury Bill Rate. Thus, the Company's analysis of the effect of different interest rates on its cash flows was prepared assuming spreads of 10, 30, 40, 60, 80 and 100 basis points between 91-day Treasury Bills and 1 Month LIBOR (the "NELNET-1 Ted Spread"). The NELNET-1 Ted Spreads were then applied at different rates of interest to determine their effect on the "spread" between the interest the Company earns on its student loans and its interest payment obligations under the notes (the "NELNET-1 Net Spread").


-------------  ----------------------------------------------------------------------------------
   T-BILL*                                          NELNET-1  NET SPREAD

               ------------ ------------ ------------- ------------- -------------- -------------
    7.00%          1.03%        .89%         .81%           .67%          .53%          .39%
               ------------ ------------ ------------- ------------- -------------- -------------
    6.00%          .73%         .59%         .52%           .37%          .23%          .09%
               ------------ ------------ ------------- ------------- -------------- -------------
    5.00%          .78%         .64%         .57%           .43%          .28%          .14%
               ------------ ------------ ------------- ------------- -------------- -------------
    4.00%          1.00%        .86%         .79%           .65%          .51%          .36%
               ------------ ------------ ------------- ------------- -------------- -------------
    3.00%          1.25%        1.10%        1.03%          .89%          .75%          .61%
               ------------ ------------ ------------- ------------- -------------- -------------
    2.00%          1.50%        1.36%        1.28%         1.14%         1.00%          .86%
               ------------ ------------ ------------- ------------- -------------- -------------

-------------- ------------------------- ------------- ------------- -------------- -------------
  NELNET-1
TED SPREAD**       10           30            40             60            80            100

-------------- ------------------------- ------------- ------------- -------------- -------------

*       91 Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)

               Generally, increases in the NELNET-1 Ted Spread and decreases in interest rates have the effect of reducing the NELNET-1 Net Spread, and correspondingly, the Company's cash flows. For example, as of March 27, 2002 the 1 Month LIBOR rate was 1.884% and the 91-day Treasury Bill Rate was 1.80%. Thus, the NELNET-1 Ted Spread was approximately eight basis points (1.884-1.80) and the NELNET-1 Net Spread was approximately 150 basis points. If, at the same interest rate (approximately 2.00%), the NELNET-1 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NELNET-1 Net Spread of 86 basis points. The Company, however, believes that a NELNET-1 Ted Spread of 100 is unlikely to occur.


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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:

                                                              Principal         Officers and
                      Other                                   Occupation       Directors Term
Name of Director  Offices Held   Age      Address          or Affiliation      From     To*
----------------  ------------   ---      -------           --------------     ----     --
Michael S.          Chairman      38   6801 S. 27th Street    Chief           February  Present
Dunlap                                 P.O. Box 82529         Executive       1996
                                       Lincoln, Nebraska      Officer of
                                       68501                  Union Bank
                                                              and Trust
                                                              Company;
                                                              President,
                                                              Farmers &
                                                              Merchants
                                                              Investment,
                                                              Inc.;
                                                              Chairman,
                                                              NELnet, Inc.

Stephen F.          President     49   6991 East Camelback    Vice-Chairman,  February  Present
Butterfield                            Road, Suite B290       NELnet, Inc.;   1996
                                       Scottsdale, Arizona    President,
                                       85251 Union            Financial
                                                              Services, Inc.

Jeffery R.            Vice        36   3015 S. Parker Road    Senior Vice     November  Present
Noordhoek          President,          Suite 400              President,      2001
                    Treasurer          Aurora, CO 80014       Capital
                  and Secretary                               Markets - NELnet

Ross Wilcox            --         59   4732 Calvert Street    Chairman of     February  Present
                                       Lincoln, Nebraska      the Board of    1996
                                       68506                  Union Bank
                                                              and Trust
                                                              Company

Dr. Paul R. Hoff       --         67   Hernia Hill, Rural     Retired         February  Present
                                       Route 1                Physician       1996
                                       Seward, Nebraska
                                       68434

------------------
    (*) Each director holds office until the next annual meeting of shareholders following his or her election until such director's successors shall have been elected and qualified. The Company's next annual meeting is scheduled for March, 2003.

EXECUTIVE MANAGEMENT

        The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

        MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As co-founder and chairman of the board of both NELnet and Union Financial Services, Inc. ("UFS"), Mr. Dunlap is responsible for the overall strategy and direction of the companies. Mr. Dunlap is also the chief executive officer of Union Bank and Trust Company, and president of Farmers & Merchants Investment, Inc. (the parent of Union Bank and Trust Company). Mr. Dunlap has been an employee of Union Bank and Trust Company for approximately 20 years and is a member of the Nebraska State Bar Association. Mr. Dunlap received his B.S. degree in finance and accounting and his law degree from the University of Nebraska.

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

        JEFFERY R. NOORDHOEK, VICE PRESIDENT, TREASURER AND SECRETARY. As a Senior Vice President in the capital markets area of NELnet, Jeff Noordhoek is responsible for leading the company in its securitization and capital markets funding efforts. Mr. Noordhoek's primary function is to raise low cost capital and to design creative methods to finance the company's student loan portfolios through warehouse lines of credit, long-term securitizations, and private debt arrangements. Mr. Noordhoek has been in the capital markets area of NELnet since 1996. Prior to joining NELnet, Mr. Noordhoek served as a senior associate for State Street Capital Corporation where he assisted in the establishment of Clipper Receivables Commercial Paper Conduit and the Clipper Blue Tax-Exempt financing vehicles. While at State Street, Mr. Noordhoek worked at its offices in Luxembourg, Toronto, and Boston where he successfully executed securitizations in numerous asset classes. Mr. Noordhoek received his B.S. in business administration from the University of Nebraska and his M.B.A. from Boston University.

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

        DR. R. PAUL HOFF, DIRECTOR. Dr. R. Paul Hoff has worked as a family practice physician in Seward, NE for 35 years. In addition, Dr. Hoff has served as a past member of Admissions Board of University of Nebraska Medical School and the Deans Advisory Board. Dr. Hoff currently acts as a board member for Stratus Mutual Fund and Security Home Bank, and as a past board member for:
Hawkeye Bank Corp., NEBHELP and Nelnet Loan Services, Inc.

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 2001

               The Company has not issued any options.

LONG-TERM INCENTIVE PLAN AWARDS IN 2001

               The Company has no long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE IN 2001

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

BOARD MEETINGS

               During fiscal year 2001, the Board held three regular meetings.

COMMITTEES OF THE BOARD

               The Board of Directors has not established an Audit Committee or a Compensation Committee.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As of April 1, 2002, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by NELnet. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

CHANGES IN CONTROL.

               The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               ADMINISTRATIVE SERVICES AGREEMENT. The Company and NELnet, the Company's parent corporation, entered into an Administrative Services Agreement (the "Agreement") dated as of August 1, 1996. Under the Agreement, NELnet agreed: (i) to assist the Company in developing and implementing financing transactions to enable the Company to purchase loans made to borrowers under the Federal Family Education Loan Program (the "Loans"); (ii) to monitor, and to the extent required, direct the Servicer in connection with its servicing of the Loans; (iii) to respond to inquiries and requests made by borrowers, educational institutions, Guarantee Agencies, the Trustee, and other parties with respect to the Loans and respond to requests by the Company's independent auditors for information concerning the Company's financial affairs; (iv) to maintain financial records concerning the Loans and, if furnished adequate information with respect to financial affairs not related to the Loans, prepare and maintain a general ledger and financial statements for the Company; (v) to furnish or cause to be furnished to the Company or the Trustee copies of reports received with respect to the Loans, and prepare such additional reports with respect to the Loans as the Company or the Trustee may reasonably request from time to time; (vi) to prepare for and furnish to the Company estimates of Maintenance and Operating Expenses (as defined in the Indenture) and such statistical reports and cash flow projections as may be required under the Indenture or requested by the Company; and (vii) to provide such other services with respect to administration of its program as the Company may reasonably request. The
Agreement expires upon the stated maturity of the Notes. In return for the services provided by NELnet, the Company pays on the first day of each calendar month an amount equal to 0.015% of the average outstanding balance of the Loans during the preceding month. In accordance with the second amendment to the

Administrative Services Agreement the amount paid by the Company has been pledged to the NELnet Group Trust - I (the "Trust"). These funds are required to be deposited within the Trust and are utilized for the payment of a portion of the outstanding NELNET Student Loan Interest Margin Securities - 2001 ("SLIMS") on a semiannual basis. The obligation of the Company to pay fees under the Agreement is a limited obligation to be satisfied solely from distributions made by the Trustee to the Company under the terms of the Indenture. If the Company does not have funds on hand to cover the full amount of the fees due under the Agreement, then payment of the unpaid balance is deferred until there are sufficient funds available from such sources to satisfy part, or all, of the outstanding debt. The fee payable under the Agreement may be revised on each January 1 during the term of the Agreement. To alter the fee, NELnet must provide written notice of the proposed new fee to the Company ninety (90) days prior to the next January 1. If NELnet and the Company cannot reach an agreement within sixty (60) days of the receipt of the notice, either party may terminate the Agreement upon thirty (30) day's written notice to the other party.

               SERVICING AGREEMENT. The Company and NELnet entered into a Servicing Agreement (the "Servicing Agreement") dated as of July 1, 1999. Under the Servicing Agreement, NELnet services the Eligible Loans. NELnet owns all of the issued and outstanding stock of the Company. NELnet entered into subservicing agreements with Nelnet Loan Services, Inc. (the "Subservicing Agreement") dated as of July 1, 1999. Under the Subservicing Agreement, Nelnet Loan Services, Inc., as Subservicer, assumes substantially all of the duties of the Servicer under the Servicing Agreement for the term of the Servicing Agreement. The Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangement) are comparable to those offered by or available to unrelated parties. The servicing fee to NELnet is calculated using an annual asset-based charge that ranges from 0.60 to 1.25 percent of the student loan principal balance, depending on the type of loan, calculated monthly.

        STUDENT LOAN PURCHASE AGREEMENTS. The Company has entered into Student Loan Purchase Agreements with various financial institutions and related parties including, but not limited to, Union Bank and Trust Company, Nelnet Marketing Solutions, Inc. (formerly InTuition Holdings, Inc.), NHELP-I, Inc., MELMAC, LLC, NHELP-III, Inc., and NEBHELP, Inc. pursuant to which the Company has purchased Eligible Loans. NHELP-I, Inc., MELMAC, LLC, NHELP-III, Inc., and NEBHELP, Inc. are subsidiary corporations of NELnet. Certain of the shareholders of NELnet also hold an interest in the bank holding company that owns and controls Union Bank and Trust Company, and certain of the officers and directors of the Company are also officers and directors of Union Bank and Trust Company. Although Union Bank and Trust Company, Nelnet Marketing Solutions, Inc., NHELP-I, Inc., MELMAC, LLC, NHELP-III, Inc., and NEBHELP, Inc. are related to the Company as described in the paragraph above, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties.


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

         10.2 Trust Agreement dated as of April 1, 2001, amount NELNET Student Loan Corporation-1, MELMAC LLC, NELnet, Inc., The Chase Manhattan Bank and Wilmington Trust Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q dated June 30, 2001).

REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS OF NELNET STUDENT LOAN CORPORATION-1

Independent Auditors' Report.................................................F-1

Balance Sheets as of December 31, 2001 and 2000..............................F-2

Statements of Income for the years ended December 31, 2001, 2000 and 1999....F-3

Statements of Stockholder's Equity for the years ended December 31, 2001,
2000 and 1999................................................................F-4

Statements of Cash Flows for the years ended December 31, 2001, 2000 and
1999.........................................................................F-5

Notes to Financial Statements................................................F-6

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


                                     NELNET STUDENT LOAN CORPORATION-1


                                     By: /s/ Michael S. Dunlap
                                        -------------------------
                                        Michael S. Dunlap, Chairman of the Board
                                        (Principal Executive Officer)


                                     Date:  April 1, 2002



                                     By: /s/ Jeffrey R. Noordhoek
                                        ----------------------------
                                        Jeffrey R. Noordhoek, Vice President
                                        (Principal Financial and Accounting
                                        Officer)


                                     Date:  March 29, 2002


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                  Title                  Date
                 ---------                  -----                  ----

By: /s/ Michael S. Dunlap        Chairman of the Board        April 1, 2002
    --------------------------   (Principal Executive
    Michael S. Dunlap            Officer)


By: /s/ Stephen F. Butterfield   President and Director       March 29, 2002
    --------------------------
    Stephen F. Butterfield


By: /s/ Jeffery R. Noordhoek     Vice-President, Secretary,   March 29, 2002
    --------------------------   Treasurer and Director
    Jeffery R. Noordhoek         (Principal Financial and
                                 Accounting Officer)


By:                              Director
    ---------------------------
      Ross Wilcox


By: /s/  Dr. Paul Hoff           Director                     March 29, 2002
    ---------------------------
      Dr. Paul Hoff

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
NELNET Student Loan Corporation-1:


We have audited the accompanying balance sheets of NELNET Student Loan Corporation-1, (a wholly owned subsidiary of NELnet, Inc.), as of December 31, 2001 and 2000, and the related statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELNET Student Loan Corporation-1 as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP



March 8, 2002
Lincoln, Nebraska


                                 NELNET STUDENT LOAN CORPORATION-1
                            (a wholly owned subsidiary of NELnet, Inc.)
                                          Balance Sheets
                                    December 31, 2001 and 2000


                             ASSETS                                      2001              2000
                                                                    ---------------   ---------------
Cash and cash equivalents                                          $       148,025            29,268
Student loans receivable, net of allowance of $1,327,072 in 2001
    and $1,208,929 in 2000                                           1,328,694,086     1,417,193,283
Accrued interest receivable                                             30,277,046        31,653,602
Restricted cash - held by trustee                                       56,372,239        51,432,752
Debt issuance costs, net of accumulated amortization of $4,096,571
    in 2001 and $2,961,562 in 2000                                       4,806,290         5,941,299
Deferred tax asset                                                         463,807           329,967
                                                                    ---------------   ---------------
              Total assets                                         $ 1,420,761,493     1,506,580,171
                                                                    ===============   ===============
              LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
    Notes payable                                                  $ 1,398,400,000     1,491,100,000
    Accrued interest payable                                             2,894,609         4,835,359
    Other liabilities                                                    2,700,356         1,682,848
    Due to affiliates                                                    1,833,034           133,843
                                                                    ---------------   ---------------
               Total liabilities                                      1,405,827,999     1,497,752,050
                                                                    ---------------   ---------------
Stockholder's equity:
    Common stock, no par value, authorized 1,000 shares;
       issued and outstanding 1,000 shares                                   1,000             1,000
    Additional paid-in capital                                          14,375,208         8,827,121
    Retained earnings                                                      557,286                --
                                                                    ---------------   ---------------
              Total stockholder's equity                                14,933,494         8,828,121
Commitments and contingencies
                                                                    ---------------   ---------------
              Total liabilities and stockholder's equity           $ 1,420,761,493     1,506,580,171
                                                                    ===============   ===============
See accompanying notes to financial statements.


                                 NELNET STUDENT LOAN CORPORATION-1
                            (a wholly owned subsidiary of NELnet, Inc.)
                                       Statements of Income
                           Years ended December 31, 2001, 2000, and 1999

                                                       2001              2000              1999
                                                  ---------------   ---------------   ---------------
Revenues:
    Loan interest                                 $   99,719,778       123,888,615       106,179,544
    Investment interest                                2,330,722         3,050,187         3,424,139
    Other                                                662,340           752,981           587,699
                                                  ---------------   ---------------   ---------------
              Total revenues                         102,712,840       127,691,783       110,191,382
                                                  ---------------   ---------------   ---------------
Expenses:
    Interest on notes payable                         66,165,762        96,106,454        78,821,125
    Loan servicing fees to related party              12,575,217        13,235,227        12,733,854
    Trustee and broker fees                            2,771,301         2,817,983         2,415,554
    Amortization of debt issuance costs                1,135,009         1,307,783         1,259,135
    Amortization of loan premiums and lender fees      6,821,677         5,355,203         4,767,963
    Provision for loan losses                            750,000           590,000         1,150,000
    Other general and administrative                   2,560,614         2,707,349         3,487,853
                                                  ---------------   ---------------   ---------------
              Total expenses                          92,779,580       122,119,999       104,635,484
                                                  ---------------   ---------------   ---------------
              Income before income tax expense         9,933,260         5,571,784         5,555,898
Income tax expense                                     3,575,974         2,005,842         2,075,128
                                                  ---------------   ---------------   ---------------
              Net income                          $    6,357,286         3,565,942         3,480,770
                                                  ===============   ===============   ===============

See accompanying notes to financial statements.


                                NELNET STUDENT LOAN CORPORATION-1
                           (a wholly owned subsidiary of NELnet, Inc.)
                               Statements of Stockholder's Equity
                          Years ended December 31, 2001, 2000, and 1999

                                                           Additional                       Total
                                              Common         paid-in       Retained      stockholder's
                                               stock         capital       earnings         equity
                                            ------------   ------------   ------------   -------------
Balance at December 31, 1998                $     1,000             --      1,051,480       1,052,480

Net income                                           --             --      3,480,770       3,480,770
Capital contribution from parent                     --      6,220,000             --       6,220,000
Dividends paid - $4,275 per share                    --             --     (4,275,000)     (4,275,000)
                                            ------------   ------------   ------------   -------------
Balance at December 31, 1999                      1,000      6,220,000        257,250       6,478,250
Net income                                           --             --      3,565,942       3,565,942
Capital contribution from parent                     --      3,885,000             --       3,885,000
Return of capital to parent                          --     (1,251,071)            --      (1,251,071)
Dividends paid - $3,850 per share                    --        (26,808)    (3,823,192)     (3,850,000)
                                            ------------   ------------   ------------   -------------
Balance at December 31, 2000                      1,000      8,827,121             --       8,828,121
Net income                                           --             --      6,357,286       6,357,286
Capital contribution from parent                     --      6,288,087             --       6,288,087
Return of capital to parent                          --       (740,000)            --        (740,000)
Dividends paid - $5,800 per share                    --             --     (5,800,000)     (5,800,000)
                                            ------------   ------------   ------------   -------------
Balance at December 31, 2001                $     1,000     14,375,208        557,286      14,933,494
                                            ============   ============   ============   =============


See accompanying notes to financial statements.


                                NELNET STUDENT LOAN CORPORATION-1
                           (a wholly owned subsidiary of NELnet, Inc.)
                                    Statements of Cash Flows
                          Years ended December 31, 2001, 2000, and 1999

                                                             2001            2000           1999
                                                         -------------   -------------  --------------
Net income                                               $  6,357,286       3,565,942       3,480,770
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of loan premiums, lender fees and
        debt issuance costs                                 7,956,686       6,662,986       6,027,098
      Deferred income tax benefit                            (133,840)         (5,723)       (171,112)
      Provision for loan losses                               750,000         590,000       1,150,000
      Decrease (increase) in accrued interest receivable    1,376,556      (1,490,836)    (19,051,958)
      Decrease in other assets                                     --              --          46,374
      (Decrease) increase in accrued interest payable      (1,940,750)         33,819       1,075,918
      Increase (decrease) in other liabilities              1,017,508         (51,217)        594,120
      Increase (decrease) in due to affiliates              1,699,191          41,334         (53,761)
                                                         -------------   -------------  --------------
             Net cash provided by (used in)
               operating activities                        17,082,637       9,346,305      (6,902,551)
                                                         -------------   -------------  --------------
Cash flows from investing activities:
    Purchases of student loans, including premiums       (425,047,382)   (174,371,620)  (1,081,832,346)
    Proceeds from sales of student loans                  307,494,235     101,408,534      16,850,114
    Net proceeds from student loan principal payments
      and loan consolidations                             198,480,667     142,563,782     206,065,160
    (Increase) decrease in restricted cash - held
         by trustee                                        (4,939,487)     (1,543,389)    614,925,722
                                                         -------------   -------------  --------------
             Net cash provided by (used in)
               investing activities                        75,988,033      68,057,307    (243,991,350)
                                                         -------------   -------------  --------------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                        --              --     278,700,000
    Payment on notes payable                              (92,700,000)    (76,200,000)    (27,900,000)
    Payment for debt issuance costs                                --              --      (1,809,372)
    Return of capital to parent                              (740,000)     (1,251,071)             --
    Capital contribution from parent                        6,288,087       3,885,000       6,220,000
    Dividends paid                                         (5,800,000)     (3,850,000)     (4,275,000)
                                                         -------------   -------------  --------------
             Net cash (used in) provided by
               financing activities                       (92,951,913)    (77,416,071)    250,935,628
                                                         -------------   -------------  --------------
             Net increase (decrease) in cash and
               cash equivalents                               118,757         (12,459)         41,727
Cash and cash equivalents, beginning of year                   29,268          41,727              --
                                                         -------------   -------------  --------------
Cash and cash equivalents, end of year                   $    148,025          29,268          41,727
                                                         =============   =============  ==============
Supplemental disclosures of cash flow information:
    Interest paid                                        $ 68,106,512      96,072,635      77,745,207
                                                         =============   =============  ==============
    Income taxes paid to parent                          $  2,010,623       1,877,722       2,300,000
                                                         =============   =============  ==============

See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

           DESCRIPTION OF BUSINESS

           NELNET Student Loan Corporation-1 (the Company), a wholly owned subsidiary of NELnet, Inc. (the Parent or NELnet), is a C Corporation which invests in eligible student loans issued under Title IV of the Higher Education Act of 1965, as amended (the Act). Student loans beneficially owned by the Company include those originated under the Stafford Loan Program (SLP), the Parent Loan Program for Undergraduate Students (PLUS) program, the Supplemental Loans for Students (SLS) program, and loans which consolidate certain borrower obligations (Consolidation). Title to the student loans is held by an eligible lender trustee under the Act for the benefit of the Company. The financed eligible student loan borrowers are geographically located throughout the United States and the majority are in school or their first year of repayment. The notes payable outstanding are payable primarily from interest and principal payments on the student loans receivable.

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

           The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses. The charge to operations is estimated and based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, past loan loss experience, and general economic conditions.

           Management believes that the allowance for loan losses is adequate. While management used available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

                                                                    (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


           INTEREST ON STUDENT LOANS

           Interest on student loans is accrued when earned and is either paid by the Department of Education or the borrower depending on the status of the loan at the time of accrual. In addition, the Department of Education makes quarterly interest subsidy payments on certain qualified Title IV loans until the student is required under the provisions of the Act to begin repayment. Repayment on guaranteed student loans normally begins within six months after completion of their course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within 60 days from the date of loan disbursement and repayment of SLS loans begins within one month after completion of course study, leaving school, or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

           DEBT ISSUANCE COSTS

           Debt issuance costs are amortized over the estimated life of the related debt, ranging from 5 to 30 years.

           INCOME TAXES

           The Company files a consolidated Federal tax return with Nelnet Loan Services, Inc. (formerly UNIPAC Service Corporation) (NLS), the legal parent of NELnet. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Current income tax payments are made by the Company to its Parent as if the Company were a separate tax paying entity.

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

           USE OF ESTIMATES

           The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

           COMPREHENSIVE INCOME

           The Company has no sources of other comprehensive income. Therefore, the Company's comprehensive income consists solely of its net income.


                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


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

(3)   STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

      Guaranteed loans may be made under the insured student loan program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency, which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U. S. treasury bill rate, and currently range from 5% to 12% dependent upon type, terms of loan agreements, and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

      Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 87% and 91% of the student loans at December 31, 2001 and 2000, respectively) are insured up to 98%.


                                     F-8
                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


      The Company has provided for an allowance for loan losses related to those loans only guaranteed up to 98% for principal and interest. The provision is based upon historical default rates for such loans. Activity in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999 is shown below.

                                                2001        2000         1999
                                            -----------  ----------  -----------
      Beginning balance                    $ 1,208,929   1,336,294      416,801
      Provision for loan losses                750,000     590,000    1,150,000
      Loans charged off, net of recoveries    (631,857)   (717,365)    (230,507)
                                            -----------  ----------  -----------

      Ending balance                       $ 1,327,072   1,208,929    1,336,294
                                            ===========  ==========  ===========


(4)   STUDENT LOAN INTEREST MARGIN SECURITIES TRANSACTION

      Effective April 3, 2001, NELnet Group Trust-I (the Trust) issued student loan interest margin securities. In connection with that transaction, the Company transferred to the Trust its rights to receive future excess residual cash flows and the administrative fees that are permitted to be withdrawn from the Company's trust estate created under the Company's trust indenture. Those revenues, along with revenues from similar transfers made by an affiliate of the Company, will be used by the Trust to make payments of principal and interest due on the Trust's securities. NELnet is the sole beneficial owner of the Trust. The proceeds from the issuance of the Trust's securities which were attributed to the transfer to the Trust made by the Company were paid to NELnet. The future excess residual cash flows of the Company's trust estate represent funds which would normally be available for the payment of dividends by the Company to NELnet. After the obligations of the Trust are satisfied in full, NELnet will receive any remaining excess cash flows as the sole beneficial owner of the Trust which will be reflected as dividends from the Company. NELnet has agreed to provide the administrative services necessary for administration of the Company's trust estate. The Trust securities are not obligations of the Company or NELnet.

(5)   NOTES PAYABLE

      The Company periodically issues taxable student loan asset-backed notes to finance the acquisition of student loans. All notes are primarily secured by the student loans receivable, related accrued interest, and other property and funds held in trust. The majority of the notes are variable rate notes with interest rates reset periodically based upon auction rates and national indices.

                                     F-9
                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


      The table below summarizes outstanding notes payable at December 31, 2001 and 2000 by issue.

                                                           2001                         2000
                                                 -------------------------    -------------------------
                                                                Interest                     Interest
                                       Final       Carrying       rate          Carrying       rate
 2001                                maturity       amount        range          amount        range
-----------------------------------  ----------  -------------  ----------    -------------  ----------
1996A Senior Auction Rate Notes,
   Class A-1 and A-2                  7/1/2014  $  96,600,000   2.10 - 2.30%  $ 96,600,000  6.85 - 6.90%
1996B Senior Auction Rate Notes,
   Class A-3 and A-4                  7/1/2014    128,000,000   2.11 - 2.15    128,000,000     6.95
1996C Senior Treasury Rate Notes,
   Class A-5                          7/1/2005     28,200,000     2.31         120,900,000     6.42
1996C Senior Auction Rate Notes,
   Class A-6                          7/1/2014     75,500,000     2.15          75,500,000     6.95
1996C Subordinate LIBOR Rate Notes,
   Class B-3                          7/1/2025     15,600,000     2.60          15,600,000     7.30
1997A Subordinate LIBOR Rate Notes,
   Class B-4                          7/1/2030     30,800,000     2.57          30,800,000     7.27
1998A Senior Fixed Rate Notes,
   Class A-7                          8/1/2005    125,000,000     5.48         125,000,000     5.48
1998A Senior Fixed Rate Notes,
   Class A-8                          9/1/2005    125,000,000     5.50         125,000,000     5.50
1998A Senior Fixed Rate Notes,
   Class A-9                         12/1/2005    125,000,000     5.73         125,000,000     5.73
1998A Senior Auction Rate Notes,
   Class A-10                        10/1/2032    100,000,000     2.15         100,000,000     6.95
1998A Senior Auction Rate Notes,
   Class A-11                        11/1/2032    100,000,000     2.15         100,000,000     6.84
1998A Senior Auction Rate Notes,
   Class A-12                        12/1/2032    100,000,000     2.28         100,000,000     6.85
1998B Subordinate Auction Rate Notes,
   Class B-5                         12/1/2032     70,000,000     2.20          70,000,000     6.98
1999A Senior Auction Rate Notes,
   Class A-13, A-14, A-15 and A-16   12/1/2032    278,700,000   2.07 - 2.27    278,700,000   6.84 - 7.02
                                                 -------------                -------------

                                               $1,398,400,000               $1,491,100,000
                                               ===============              ===============


                                     F-10
                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


      Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty. The Company redeemed $92.7 million and $76.2 million in 2001 and 2000, respectively, of the Series 1996C Senior Treasury Rate Notes, Class A-5. The Company has signed an irrevocable issuer order whereby the Company has agreed to mandatorily redeem the Series 1996C Senior Treasury Rate Notes, Class A-5 and the Series 1998A Senior Fixed Rate Notes, Classes A-7, A-8 and A-9. As a result, at December 31, 2001, the notes payable are due in varying amounts as shown below:


               2002                          $    96,500,000
               2003                              113,400,000
               2004                              103,200,000
               2005                               90,100,000
               2006                                        -
               2007 and thereafter               995,200,000
                                              --------------

                                             $ 1,398,400,000
                                              ==============

      The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 2001 and 2000.

(6)   INCOME TAXES

      Components of income tax expense (benefit) in 2001, 2000 and 1999 are shown below.
                                 2001         2000        1999
                              ----------  -----------  ----------
            Current:
               Federal      $ 3,351,584    1,843,960   2,051,990
               State            358,230      167,605     194,250
                              ----------  -----------  ----------
                              3,709,814    2,011,565   2,246,240
                              ----------  -----------  ----------

            Deferred:
               Federal         (123,274)      (5,272)   (157,603)
               State            (10,566)        (451)    (13,509)
                             -----------  -----------  ----------
                               (133,840)      (5,723)   (171,112)
                             -----------  -----------  ----------
                            $ 3,575,974    2,005,842   2,075,128
                             ===========  ===========  ==========


                                     F-11
                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


      The actual income tax expense differs from the "expected" income tax expense, computed by applying the Federal statutory corporate tax rates to income before income tax expense for 2001, 2000, and 1999, as shown below.

                                                             2001        2000         1999
                                                          -----------  ----------  -----------
      Computed "expected" income tax expense             $ 3,377,308   1,894,407    1,889,005
      Increase in income tax expense resulting from:
         State taxes, net of Federal income tax benefit      229,458     110,322      119,289
         Other                                               (30,792)      1,113       66,834
                                                          -----------  ----------  -----------

                 Actual income tax expense               $ 3,575,974   2,005,842    2,075,128
                                                          ===========  ==========  ===========

      The Company's deferred tax assets at December 31, 2001 and 2000 resulted from the future tax benefit of the allowance for loan losses, not currently deductible for tax purposes. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to fully recover deferred tax assets recognized and, therefore, no valuation allowance is required.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

           NOTES PAYABLE

           The fair value of the notes payable is based on market prices for securities that possess similar credit risk and interest rate risk at or near December 31, 2001. The terms of the arrangements specify that the outstanding debt is callable at par at specified interest payment dates. The estimated fair value of the notes payable at December 31, 2001 is approximately $1,412,576,000.

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

                                     F-12
                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


 (8)  GUARANTEE AGENCIES

      As of December 31, 2001 and 2000, Iowa College Student Aid Commission, Nebraska Student Loan Program, Inc., Florida Department of Education Office of Student Financial Assistance, and the United Student Aid Funds, Inc. were the primary guarantors, guaranteeing approximately 82% and 88%, respectively, of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1998, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

 (9)  RELATED PARTIES

      Certain shareholders and directors of the Parent are also officers and directors of Union Bank & Trust Company (UB&T). A majority of the loans currently held were purchased from UB&T and other wholly owned subsidiaries of the Parent.

      Under the terms of an agreement, the Company contracted all loan servicing through UB&T through June 30, 1999. NLS was contracted as a sub-servicer by UB&T. Fees paid to UB&T were calculated using an annual asset-based charge ranging from .60% to 1.25% of the student loan principal balance, calculated monthly. On June 30, 1999, UB&T assigned this servicing agreement to the Parent who contracts NLS as a sub-servicer. The fees amounted to approximately $12.6 million, $13.2 million, and $12.7 million in 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, approximately $2.1 million and $1.1 million, respectively, was payable to the Parent and NLS for loan servicing and is included in other liabilities on the accompanying balance sheets.

      During 2001 and 2000, the Company purchased student loans in the approximate amounts, from the following wholly owned subsidiaries of the Parent. Premiums paid on these loans, not included in the amounts below, totaled approximately $5.2 million and $0.6 million in 2001 and 2000, respectively.


                                           2001             2000
                                      ---------------  ---------------
             NEBHELP, Inc.            $  158,800,000       27,400,000
             InTuition, Inc.              35,500,000        5,300,000
             MELMAC, LLC                   5,500,000                -
             NHELP-I, Inc.                56,800,000                -
             NHELP-III, Inc.              94,200,000                -
                                      ===============  ===============


                                     F-13
                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-1
                   (A WHOLLY OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


      During 2001 and 2000, the Company sold student loans, including unamortized premiums, to the following wholly owned subsidiaries of the Parent. No gains or losses were recognized, as sales between wholly owned subsidiaries of the Parent are made at amortized cost.

                                                   2001             2000
                                              ---------------  ---------------
           NELNET Student Loan Corporation-2  $  228,700,000      101,400,000
           NEBHELP, Inc.                          78,800,000                -
                                              ===============  ===============

      During 2001 and 2000, the Company purchased student loans of approximately $67 million and $141 million, respectively, from UB&T. Premiums paid on these loans totaled approximately $0.8 million and $1.3 million, respectively.

      The Company incurred fees to the Parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015% of the average outstanding loan balance to be paid monthly. In addition, the Parent has provided additional services to the Company on an as-needed transactional basis. These fees, included in other general and administrative expenses on the accompanying statements of income, amounted to approximately $2.4 million, $2.6 million, and $3.3 million in 2001, 2000, and 1999, respectively.