Form 10-Q
period 2002-03-31
NELNET STUDENT LOAN CORP 1
filed 2002-05-15
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
State or  other  jurisdiction of                             (I.R.S. Employer
ncorporation or organization                                Identification  No.)

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
    Common Stock, No par value                  1,000 Shares of Common Stock
                                                     as of May 15, 2002

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I. - FINANCIAL INFORMATION

  Item 1. Financial Statements

                Balance Sheets as of March 31, 2002 and
                  December 31, 2001............................................3
                Statements of Income for the three months ended
                  March 31, 2002 and 2001......................................4
                Statement of Stockholder's Equity for the three months
                  ended March 31, 2002.........................................5
                Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001......................................6
                Notes to Financial Statements..................................7


  Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........10

PART II. - OTHER INFORMATION

  Item 1. Legal Proceedings...................................................11
  Item 2. Changes in Securities...............................................11
  Item 3. Defaults upon Senior Securities.....................................11
  Item 4. Submission of Matters to a Vote of Security Holders.................11
  Item 5. Other Information...................................................12
  Item 6. Exhibits and Reports on Form 8-K....................................12


NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------

                             ASSETS
                                                                 MARCH 31, 2002    DECEMBER 31,
                                                                  (Unaudited)          2001
                                                                  ------------     ------------
Cash and cash equivalents                                       $      145,196   $      148,025

Student loans receivable including net premiums,
net of allowance for loan losses of $1,266,692 in 2002
and $1,327,072 in 2001                                           1,299,120,358    1,328,694,086

Accrued interest receivable                                         31,161,299       30,277,046

Restricted cash - held by trustee                                   66,838,309       56,372,239

Debt issuance costs, net of accumulated amortization of
$4,380,324 in  2002 and $4,096,571 in 2001                           4,522,538        4,806,290

Deferred tax asset                                                     463,807          463,807
                                                                --------------   --------------
               Total assets                                     $1,402,251,507   $1,420,761,493
                                                                ==============   ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                           $1,375,000,000   $1,398,400,000

        Accrued interest payable                                     3,041,820        2,894,609

        Other liabilities                                            2,705,384        2,700,356

        Due to affiliates                                            3,538,633        1,833,034
                                                                --------------   --------------
               Total liabilities                                $1,384,285,837   $1,405,827,999
                                                                ==============   ==============

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares;
        issued and outstanding 1,000 shares                     $        1,000   $        1,000

        Additional paid-in capital                                  14,375,208       14,375,208

        Retained earnings                                            3,589,462          557,286
                                                                --------------   --------------
               Total stockholder's equity                           17,965,670       14,933,494
                                                                --------------   --------------

               Total liabilities and stockholder's equity       $1,402,251,507   $1,420,761,493
                                                                ==============   ==============

        See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
-------------------------------------------------------------------------------

                                                       2002            2001
                                                       ----            ----
Revenues:

        Loan interest                               $21,586,972     $27,653,969

        Investment interest                             223,918         652,503
                                                    -----------     -----------
               Total revenues                       $21,810,890     $28,306,472
                                                    -----------     -----------
Expenses:

        Interest on notes payable                   $10,298,797     $21,309,910

        Loan servicing fees to related party          3,178,700       3,134,938

        Trustee and broker fees                         600,251         653,037

        Amortization  of debt issuance costs            283,752         283,752

        Amortization of loan premiums                 2,046,258       1,448,443

        Provision for loan losses                        80,000         150,000

        Other general and administrative                585,357         625,577
                                                    -----------     -----------
               Total expenses                       $17,073,115     $27,605,657
                                                    -----------     -----------

        Income before income tax expense              4,737,775         700,815

Income tax expense                                    1,705,599         252,294
                                                    -----------     -----------

        Net income                                  $ 3,032,176       $ 448,521
                                                    ===========       =========

        See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                   ADDITIONAL                        TOTAL
                                       COMMON       PAID IN        RETAINED       STOCKHOLDER'S
                                       STOCK        CAPITAL        EARNINGS          EQUITY
                                     ---------   -------------   ------------    --------------

Balances at December 31, 2001          $1,000     $14,375,208       $557,286       $14,933,494

Net income                                 --              --      3,032,176         3,032,176
                                     ---------   -------------   ------------    --------------

Balance at March 31, 2002              $1,000     $14,375,208     $3,589,462       $17,965,670
                                     =========   =============   ============    ==============

        See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
---------------------------------------------------------------------------------------------
                                                                        2002           2001
                                                                        ----           ----
Cash flows from operating activities:
  Net income                                                         $3,032,176      $ 448,521

  Adjustments to reconcile net income to net cash provided
  by operating activities:
  Amortization of loan premiums and debt issuance costs               2,330,010      1,732,195
  Provision for loan losses, net of charge offs                         (60,380)       (19,572)
  (Increase) decrease in accrued interest receivable                   (884,253)     2,002,544
  Increase (decrease) in accrued interest payable                       147,211     (1,111,027)
  Increase in other liabilities                                           5,028      1,226,389
  Increase in due to affiliates                                       1,705,599        252,294
                                                                      ---------      ---------
        Net cash provided by operating activities                     6,275,391      4,531,344
                                                                      ---------      ---------

Cash flows from investing activities:
  Purchase of student loans, including premiums                     (35,458,876)   (28,750,134)
  Net proceeds from student loan principal payments
  and loan consolidations                                            63,046,726     43,782,074
  (Increase) decrease in restricted cash - held by trustee          (10,466,070)     3,535,215
                                                                   ------------    -----------
        Net cash provided by investing activities                    17,121,780     18,567,155
                                                                   ------------    -----------

Cash flows from financing activities:  payments on notes payable    (23,400,000)   (23,100,000)
                                                                   ------------   ------------

Net decrease in cash and cash equivalents                                (2,829)        (1,501)

Cash and cash equivalents, beginning of period                          148,025         29,268
                                                                       --------        -------

Cash and cash equivalents, end of period                               $145,196        $27,767
                                                                       ========        =======

See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002
--------------------------------------------------------------------------------

(1)     BASIS OF PRESENTATION

        NELNET Student Loan Corporation-1 (the "Company"), formerly Union Financial Services - 1, Inc., was incorporated under the laws of the state of Nevada on February 28, 1996. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of Nelnet Loan Services, Inc. (formerly UNIPAC Service Corporation), a privately held Nebraska Corporation. The accompanying financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 2001 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K.


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

SIGNIFICANT ACCOUNTING POLICIES

               The notes to the audited financial statements contain a summary of the Company's significant accounting policies. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they may require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company's significant accounting policy is determining the level of the allowance for loan losses. Additional information about this policy can be found in Note 1 to the audited financial statements as of and for the year ended December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

               The allowance for loan losses represents management's estimate of probable losses on Eligible Loans in the Trust Estate and pledged to repay the Notes. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience and general economic conditions. The allowance for loan losses is determined via a process that begins with estimates of probable losses on Eligible Loans held in the Trust Estates, based upon a statistical analysis. Historical delinquencies and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

        REVENUES. Revenues for the three months ended March 31, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $6,066,997 from $27,653,969 for the three months ended March 31, 2001 to $21,586,972 for the three months ended March 31, 2002. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the three months ended March 31, 2002 and 2001 was approximately $1,293,000,000 and $1,382,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended March 31, 2002 and 2001 was 6.68% and 8.01%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $428,585 from $652,503 for the three months ended March 31, 2001 to $223,918 for the three months ended March 31, 2002. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year and a declining Reserve Fund balance.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $11,011,113 from $21,309,910 for the three months ended March 31, 2001 to $10,298,797 for the three months ended March 31, 2002. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the three months ended March 31, 2002 and 2001, the Company's average Notes outstanding was approximately $1,383,000,000 and $1,476,000,000, respectively, and the average annual cost of borrowings was 2.98% and 5.78%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $3,178,700 for the three months ended March 31, 2002, as compared to $3,134,938 for the three months ended March 31, 2001, an increase of $43,762. Amortization of loan premiums increased by $597,815 from $1,448,443 for the three months ended March 31, 2001 to $2,046,258 for the three months ended March 31, 2002. This increase is attributable to an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provision for loan losses decreased by $70,000, from $150,000 for the three months ended March 31, 2001 to $80,000 for the three months ended March 31, 2002. A reduced provision expense was recognized in order to reflect the appropriate allowance amounts in relation to the estimated defaults.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $1,705,599 for the three months ended March 31, 2002, compared to $252,294 for the three months ended March 31, 2001. The increase in income tax expense was a result of a higher net income before income tax expense for the three months ended March 31, 2002. The effective tax rate utilized by the Company to recognize a provision for income tax expense was 36%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $3,032,176 for the three months ended March 31, 2002 and $448,521 for the three months ended March 31, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment, the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $4,944,116 from $6,344,059 (interest margin percentage of 1.83%) for the three months ended March 31, 2001 to $11,288,175 (interest margin percentage of 3.49%) for the three months ended March 31, 2002.

        For the three months ended March 31, 2002, there were no unusual or infrequent events or transactions that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $66,838,000 as of March 31, 2002. The restricted cash includes cash held by the trustee in an Acquisition and Revenue Fund of approximately

$44,912,000 and cash held by the trustee in a Reserve Fund of approximately $21,926,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net decrease in cash and cash equivalents of $2,829 for the three months ended March 31, 2002. This net change consists of (1) net cash provided by operating activities of approximately $6,275,000 due to an increase in net income and amortization of loan premiums, (2) net cash provided by investing activities of approximately $17,122,000 due to the proceeds from student loan principal payments and (3) net cash used in financing activities of $23,400,000 due to payments on the Notes.

        It is anticipated that regular payments under the terms of the student loans, as well as early prepayment, will reduce the number of student loans held in the trust estate created under the Indenture. The Company is authorized under the Indenture to use principal receipts from student loans to purchase additional student loans until April 1, 2005. Thereafter, principal receipts from student loans will be used to redeem the Notes.

        On April 3, 2001, $57,500,000 of NELNET Student Loan Interest Margin Securities - 2001 ("SLIMS") were issued by the Trust under the terms of a Trust Agreement dated April 1, 2001. In connection with that transaction, the Company assigned to the Trust its rights to receive the residual cash flows that exist on the student loans financed by the Notes. Another affiliated entity of the Company made similar contributions to the Trust. On a semiannual basis, the residual interest that exists above the minimum parity requirements as specified by the terms of the Company's Indenture are required to be withdrawn from the trust estate created by the Company's Indenture and deposited within the Trust. Additionally, funds representing an administrative fee permitted to be withdrawn from the trust estate created by the Company's Indenture are also required to be deposited within the Trust. The transfer of the rights to future excess residual cash flows and the right to receive future administrative fees will not have an adverse effect on the holders of the Notes as these payments represent amounts available after all debt service and other requirements associated with the outstanding Notes existing under the Company's Indenture are met. These funds are then utilized for the payment of a portion of the outstanding SLIMS on a semiannual basis. As of March 31, 2002, only funds representing the administrative fee described above have been withdrawn from the Company's Trust Estate.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The board of directors of the Company was re-elected in its entirety by a vote of the Company's sole shareholder on March 22, 2002.

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


                               Date: March 15, 2002