Form 10-Q
period 2002-06-30
NELNET STUDENT LOAN CORP 1
filed 2002-08-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

  Commission file number                   333-08929
                        --------------------------------------------------------

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
     Common Stock, No par value                   1,000 Shares of Common Stock
                                                     as of August 14, 2002

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. - FINANCIAL INFORMATION

    Item 1. Financial Statements

                  Balance Sheets as of June 30, 2002 and
                    December 31, 2001..........................................3
                  Statements of Income for the three months and six months
                    ended June 30, 2002 and 2001...............................4
                  Statement of Stockholder's Equity for the six months
                    ended June 30, 2002........................................5
                  Statements of Cash Flows for the six months ended
                    June 30, 2002 and 2001.....................................6
                  Notes to Financial Statements................................7


    Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk .......11

PART II. - OTHER INFORMATION

    Item 1. Legal Proceedings.................................................12
    Item 2. Changes in Securities.............................................12
    Item 3. Defaults upon Senior Securities...................................12
    Item 4. Submission of Matters to a Vote of Security Holders...............12
    Item 5. Other Information.................................................12
    Item 6. Exhibits and Reports on Form 8-K..................................13

NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------

                             ASSETS
                                                                           JUNE 30, 2002   DECEMBER 31,
                                                                            (Unaudited)        2001
                                                                          --------------  --------------
Cash and cash equivalents                                                 $          317  $      148,025

Student loans receivable including net premiums, net of allowance for
loan losses of $1,267,129 in 2002 and $1,327,072 in 2001                   1,299,320,475   1,328,694,086

Accrued interest receivable                                                   32,831,764      30,277,046

Restricted cash - held by trustee                                             49,757,743      56,372,239

Debt issuance costs, net of accumulated amortization of $4,664,076 in
2002 and $4,096,571 in 2001                                                    4,238,785       4,806,290

Deferred tax asset                                                               463,807         463,807
                                                                          --------------  --------------
               Total assets                                               $1,386,612,891  $1,420,761,493
                                                                          ==============  ==============

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                                     $1,358,200,000  $1,398,400,000

        Accrued interest payable                                               2,605,100       2,894,609

        Other liabilities                                                      2,643,721       2,700,356

        Due to affiliates                                                      1,482,556       1,833,034
                                                                          --------------  --------------
               Total liabilities                                          $1,364,931,377  $1,405,827,999
                                                                          --------------  --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares; issued and
        outstanding 1,000 shares                                          $        1,000  $        1,000

        Additional paid-in capital                                            15,105,208      14,375,208

        Retained earnings                                                      6,575,306         557,286
                                                                          --------------  --------------
               Total stockholder's equity                                     21,681,514      14,933,494
                                                                          --------------  --------------
               Total liabilities and stockholder's equity                 $1,386,612,891  $1,420,761,493
                                                                          ==============  ==============

See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                      Three Months Ended          Six Months Ended
                                                      ------------------          ----------------

                                                      2002          2001         2002          2001
                                                      ----          ----         ----          ----
Revenues:

         Loan interest                             $21,282,286   $26,986,582   $42,869,258   $54,640,551

         Investment interest                           311,539       810,829       535,457     1,463,332
                                                   -----------   -----------   -----------   -----------
                Total revenues                     $21,593,825   $27,797,411   $43,404,715   $56,103,883
                                                   ===========   ===========   ===========   ===========

 Expenses:

         Interest on notes payable                 $10,255,658   $17,561,953   $20,554,455   $38,871,864

         Loan servicing fees to related party        3,083,499     3,108,304     6,262,199     6,243,241

         Trustee and broker fees                       698,857       719,079     1,299,107     1,372,116

         Amortization of debt issuance costs           283,752       283,752       567,505       567,505

         Amortization of loan premiums               1,916,902     1,471,524     3,963,159     2,919,967

         Provision for loan losses                     125,000        50,000       205,000       200,000

         Other general and administrative              564,775       627,652     1,150,133     1,253,229
                                                   -----------   -----------   -----------   -----------
                Total expenses                     $16,928,443   $23,822,264   $34,001,558   $51,427,922
                                                   ===========   ===========   ===========   ===========


         Income before income tax expense            4,665,382     3,975,147     9,403,157     4,675,961

 Income tax expense                                  1,679,538     1,431,053     3,385,137     1,683,346
                                                   -----------   -----------   -----------   -----------
         Net income                                $ 2,985,844   $ 2,544,094   $ 6,018,020   $ 2,992,615
                                                   ===========   ===========   ===========   ===========

 See accompanying notes to financial statements.


NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)
----------------------------------------------------------------------------------------------

                                                   ADDITIONAL                       TOTAL
                                       COMMON       PAID IN        RETAINED      STOCKHOLDER'S
                                       STOCK        CAPITAL        EARNINGS         EQUITY
                                     ---------   -------------   ------------    -------------

Balances at December 31, 2001          $1,000     $14,375,208       $557,286      $14,933,494

Capital contribution from parent           --         730,000             --          730,000

Net income                                 --              --      6,018,020        6,018,020
                                     ---------   -------------   ------------    -------------
Balance at June 30, 2002               $1,000     $15,105,208     $6,575,306      $21,681,514
                                     =========   =============   ============    =============

See accompanying notes to financial statements.



NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                            2002           2001
                                                                                            ----           ----
Cash flows from operating activities:
      Net income                                                                        $ 6,018,020   $ 2,992,615

      Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of loan premiums and debt issuance costs                               4,530,664     3,487,472
      Deferred tax benefit                                                                       --       (60,000)
      Provision for loan losses, net of charge offs                                         (59,943)     (128,583)
      (Increase) decrease in accrued interest receivable                                 (2,554,718)      496,081
      Decrease in accrued interest payable                                                 (289,509)   (1,310,949)
      (Decrease) increase in other liabilities                                              (56,635)    1,068,381
      (Decrease) increase in due to affiliates                                             (350,478)    1,743,346
                                                                                        ------------  ------------
           Net cash provided by operating activities                                      7,237,401     8,288,363
                                                                                        ------------  ------------

Cash flows from investing activities:
      Purchase of student loans, including premiums                                     (91,817,404)  (39,239,498)
      Net proceeds from student loan principal payments and loan consolidations         117,287,799    88,105,577
      Decrease (increase) in restricted cash - held by trustee                            6,614,496   (10,538,777)
                                                                                        ------------  ------------
           Net cash provided by investing activities                                     32,084,891    38,327,302
                                                                                        ------------  ------------

Cash flows from financing activities:
      Payments on notes payable                                                         (40,200,000)  (46,200,000)
      Capital contribution from parent                                                      730,000        68,087
      Return of capital to parent                                                                --      (500,000)
                                                                                        ------------  ------------
           Net cash used in financing activities                                        (39,470,000)  (46,631,913)
                                                                                        ------------  ------------


Net decrease in cash and cash equivalents                                                  (147,708)      (16,248)

Cash and cash equivalents, beginning of period                                              148,025        29,268
                                                                                        ------------  ------------

Cash and cash equivalents, end of period                                                $       317   $    13,020
                                                                                        ============  ============

See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

(1)     BASIS OF PRESENTATION

        NELNET Student Loan Corporation-1 (the "Company"), formerly Union Financial Services - 1, Inc., was incorporated under the laws of the state of Nevada on February 28, 1996. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of Nelnet Loan Services, Inc. (formerly UNIPAC Service Corporation), a privately held Nebraska Corporation. The accompanying financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for each period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 2001 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K.


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

Allowance for Loan Losses
-------------------------

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

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

        REVENUES. Revenues for the three months ended June 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $5,704,296 from $26,986,582 for the three months ended June 30, 2001 to $21,282,286 for the three months ended June 30, 2002. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the three months ended June 30, 2002 and 2001 was approximately $1,273,000,000 and $1,336,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended June 30, 2002 and 2001 was 6.69% and 8.08%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $499,290 from $810,829 for the three months ended June 30, 2001 to $311,539 for the three months ended June 30, 2002. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year and a declining Reserve Fund balance.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $7,306,295 from $17,561,953 for the three months ended June 30, 2001 to $10,255,658 for the three months ended June 30, 2002. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the three months ended June 30, 2002 and 2001, the Company's average Notes outstanding was approximately $1,364,000,000 and $1,452,000,000, respectively, and the average annual cost of borrowings was 3.01% and 4.84%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $3,083,499 for the three months ended June 30, 2002, as compared to $3,108,304 for the three months ended June 30, 2001, a decrease of $24,805. Amortization of loan premiums increased by $445,378 from $1,471,524 for the three months ended June 30, 2001 to $1,916,902 for the three months ended June 30, 2002. This increase is attributable to an increase in the rate of amortization due to more prepayments and consolidations. Provision for loan losses increased by $75,000, from $50,000 for the three months ended June 30, 2001 to $125,000 for the three months ended June 30, 2002. An increased provision expense was recognized in order to reflect the appropriate allowance amounts in relation to the estimated defaults.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $1,679,538 for the three months ended June 30, 2002, compared to $1,431,053 for the three months ended June 30, 2001. The increase in income tax expense was a result of a higher net income before income tax expense for the three months ended June 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income tax expense was 36% for both periods. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $2,985,844 for the three months ended June 30, 2002 and $2,544,094 for the three months ended June 30, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment, the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $1,601,999 from $9,424,629 (interest margin percentage of 2.82%) for the three months ended June 30, 2001 to $11,026,628 (interest margin percentage of 3.46%) for the three months ended June 30, 2002.

Six months ended June 30, 2002 compared to Six months ended June 30, 2001
-------------------------------------------------------------------------

        REVENUES. Revenues for the six months ended June 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $11,771,293 from $54,640,551 for the six months ended June 30, 2001 to $42,869,258 for the six months ended June 30, 2002. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the six months ended June 30, 2002 and 2001 was approximately $1,283,000,000 and $1,359,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the six months ended June 30, 2002 and 2001 was 6.68% and 8.04%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $927,875 from $1,463,332 for the six months ended June 30, 2001 to $535,457 for the six months ended June 30, 2002. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year and a declining Reserve Fund balance.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $18,317,409 from $38,871,864 for the six months ended June 30, 2001 to $20,554,455 for the six months ended June 30, 2002. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the six months ended June 30, 2002 and 2001, the Company's average Notes outstanding was approximately $1,373,000,000 and $1,464,000,000, respectively, and the average annual cost of borrowings was 2.99% and 5.31%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $6,262,199 for the six months ended June 30, 2002, as compared to $6,243,241 for the six months ended June 30, 2001, an increase of $18,958. Amortization of loan premiums increased by $1,043,192 from $2,919,967 for the six months ended June 30, 2001 to $3,963,159 for the six months ended June 30, 2002. This increase is attributable to an increase in the rate of amortization due to more prepayments and consolidations. Provision for loan losses increased by $5,000, from $200,000 for the six months ended June 30, 2001 to $205,000 for the six months ended June 30, 2002. An increased provision expense was recognized in order to reflect the appropriate allowance amounts in relation to the estimated defaults.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $3,385,137 for the six months ended June 30, 2002, compared to $1,683,346 for the six months ended June 30, 2001. The increase in income tax expense was a result of a higher net income before income tax expense for the six months ended June 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income tax expense was 36% for both periods. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $6,018,020 for the six months ended June 30, 2002 and $2,992,615 for the six months ended June 30, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July
1. Consequently, in a declining interest rate environment, the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $6,546,116 from $15,768,687 (interest margin percentage of 2.32%) for the six months ended June 30, 2001 to $22,314,803 (interest margin percentage of 3.48%) for the six months ended June 30, 2002.

        For the six months ended June 30, 2002, there were no unusual or infrequent events or transactions that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $49,758,000 as of June 30, 2002. The restricted cash includes cash held by the trustee in an Acquisition and Revenue Fund of approximately $28,168,000 and cash held by the trustee in a Reserve Fund of approximately $21,590,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net decrease in cash and cash equivalents of $147,708 for the six months ended June 30, 2002. This net change consists of (1) net cash provided by operating activities of approximately $7,237,000 due primarily to an increase in net income and amortization of loan premiums, offset by an increase in accrued interest receivable, (2) net cash provided by investing activities of approximately $32,085,000 due to the proceeds from student loan principal payments, net of student loan purchases and (3) net cash used in financing activities of $39,470,000 due to payments on the Notes.

        The Company purchased student loans, including unamortized premiums, from affiliates of approximately $23,700,000 for the six months ended June 30, 2002 and $4,900,000 for the six months ended June 30, 2001. No student loans were sold to affiliates for the six months ended June 30, 2002 and 2001.

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

        The shelf registration of $1,500,000,000 is at full capacity and no additional notes will be issued.

        On April 3, 2001, $57,500,000 of NELNET Student Loan Interest Margin Securities - 2001 ("SLIMS") were issued by the Trust under the terms of a Trust Agreement dated April 1, 2001. In connection with that transaction, the Company assigned to the Trust its rights to receive the residual cash flows that exist on the student loans financed by the Notes. Another affiliated entity of the Company made similar contributions to the Trust. On a semiannual basis, the residual interest that exists above the minimum parity requirements as specified by the terms of the Company's Indenture are required to be withdrawn from the trust estate created by the Company's Indenture and deposited within the Trust. Additionally, funds representing an administrative fee permitted to be withdrawn from the trust estate created by the Company's Indenture are also required to be deposited within the Trust. The transfer of the rights to future excess residual cash flows and the right to receive future administrative fees will not have an adverse effect on the holders of the Notes as these payments represent amounts available after all debt service and other requirements associated with the outstanding Notes existing under the Company's Indenture are met. These funds are then utilized for the payment of a portion of the outstanding SLIMS on a semiannual basis. As of June 30, 2002, only funds representing the administrative fee described above have been withdrawn from the Company's Trust Estate.

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

        99.1 Certification Pursuant to 18 U.S.C. section 1350 of the Chief Executive Officer of the Company is filed herewith.

        99.2 Certification Pursuant to 18 U.S.C. section 1350 of the Chief Financial Officer of the Company is filed herewith.



REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NELNET STUDENT LOAN CORPORATION-1



                                       By: /s/ Stephen F. Butterfield
                                          --------------------------------------
                                            Stephen F. Butterfield, President
                                            (Chief Executive Officer)



                                       By: /s/ Jeffrey Noordhoek
                                          --------------------------------------
                                            Jeffrey Noordhoek, Treasurer
                                            (Principal Financial Officer)


                                       Date: August 14, 2002