Form 10-Q
period 2002-09-30
NELNET STUDENT LOAN CORP 1
filed 2002-11-14
CIK 1010519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

  Commission file number                         333-08929
                            ----------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-1
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                86-0817755
------------------------------                               ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Stock                            Amount Outstanding
            --------------                            ------------------
      Common Stock, No par value                 1,000 Shares of Common Stock
                                                   as of November 14, 2002

                        NELNET STUDENT LOAN CORPORATION-1

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I. - FINANCIAL INFORMATION

        Item 1. Financial Statements

                   Balance Sheets as of September 30, 2002 and
                     December 31, 2001........................................3
                   Statements of Income for the three months and nine months
                     ended September 30, 2002 and 2001........................4
                   Statement of Stockholder's Equity for the nine months
                     ended September 30, 2002.................................5
                   Statements of Cash Flows for the nine months ended
                     September 30, 2002 and 2001..............................6
                   Notes to Financial Statements..............................7


        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................. 8

        Item 3. Quantitative and Qualitative Disclosures About Market Risk ...11

        Item 4. Controls and Procedures ......................................12

PART II. - OTHER INFORMATION

        Item 1. Legal Proceedings.............................................12
        Item 2. Changes in Securities.........................................12
        Item 3. Defaults upon Senior Securities...............................12
        Item 4. Submission of Matters to a Vote of Security Holders...........12
        Item 5. Other Information.............................................12
        Item 6. Exhibits and Reports on Form 8-K..............................13

NELNET STUDENT LOAN CORPORATION-1
BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------------------

                             ASSETS                          SEPTEMBER 30,
                                                                 2002           DECEMBER 31,
                                                             (Unaudited)            2001
                                                             -------------     -------------
Cash and cash equivalents                                   $       67,082    $      148,025

Student loans receivable including net premiums, net of
allowance for loan losses of $1,233,294 in 2002 and
$1,327,072 in 2001                                           1,252,557,774     1,328,694,086

Accrued interest receivable                                     30,467,918        30,277,046

Restricted cash - held by trustee                               69,344,032        56,372,239

Debt issuance costs, net of accumulated amortization of
$4,947,829 in 2002 and $4,096,571 in 2001                        3,955,032         4,806,290

Due from affiliates                                                116,023                --

Deferred tax asset                                                 413,807           463,807
                                                            --------------    --------------
              Total assets                                  $1,356,921,668    $1,420,761,493
                                                            ==============    ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                       $1,330,200,000    $1,398,400,000

        Accrued interest payable                                 2,319,410         2,894,609

        Other liabilities                                        2,594,125         2,700,356

        Due to affiliates                                               --         1,833,034
                                                            --------------    --------------
               Total liabilities                            $1,335,113,535    $1,405,827,999
                                                            --------------    --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000
        shares; issued and outstanding 1,000 shares               $  1,000          $  1,000

        Additional paid-in capital                              15,105,208        14,375,208

        Retained earnings                                        6,701,925           557,286
                                                            --------------    --------------
               Total stockholder's equity                       21,808,133        14,933,494
                                                            --------------    --------------
               Total liabilities and stockholder's equity   $1,356,921,668    $1,420,761,493
                                                            ==============    ==============

See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                  Three Months Ended              Nine Months Ended
                                                  ------------------              -----------------

                                                 2002            2001            2002            2001
                                                 ----            ----            ----            ----
Revenues:

        Loan interest                          $17,580,482     $23,201,109     $60,449,740     $77,841,660

        Investment interest                        210,726         493,934         746,183       1,957,266
                                               -----------     -----------     -----------     -----------
               Total revenues                  $17,791,208     $23,695,043     $61,195,923     $79,798,926
                                               -----------     -----------     -----------     -----------
Expenses:

        Interest on notes payable               $9,744,401     $15,407,020     $30,298,857     $54,278,884

        Loan servicing fees to related party     3,027,512       3,173,166       9,289,711       9,416,407

        Trustee and broker fees                    572,799         691,821       1,871,905       2,063,937

        Amortization of debt issuance costs        283,752         283,752         851,258         851,257

        Amortization of loan premiums            3,237,638       1,789,417       7,200,797       4,709,385

        Provision for loan losses                  150,000         150,000         355,000         350,000

        Other general and administrative           577,264         610,117       1,727,396       1,863,345
                                               -----------     -----------     -----------     -----------
               Total expenses                  $17,593,366     $22,105,293     $51,594,924     $73,533,215
                                               -----------     -----------     -----------     -----------


        Income before income tax expense           197,842       1,589,750       9,600,999       6,265,711


Income tax expense                                  71,223         572,310       3,456,360       2,255,656
                                                 ---------     -----------     -----------     -----------
        Net income                               $ 126,619     $ 1,017,440     $ 6,144,639     $ 4,010,055
                                                 =========     ===========     ===========     ===========

See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)
---------------------------------------------------------------------------------------------


                                                  ADDITIONAL                       TOTAL
                                      COMMON       PAID IN        RETAINED      STOCKHOLDER'S
                                       STOCK       CAPITAL        EARNINGS          EQUITY
                                     --------   -------------   ------------    -------------
Balances at December 31, 2001         $1,000     $14,375,208     $  557,286      $14,933,494

Capital contribution from parent          --         730,000             --          730,000

Net income                                --              --      6,144,639        6,144,639
                                     --------   -------------   ------------    -------------

Balance at September 30, 2002         $1,000     $15,105,208     $6,701,925      $21,808,133
                                     ========   =============   ============    =============

See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
 -------------------------------------------------------------------------------------------

                                                                     2002           2001
                                                                     ----           ----
Cash flows from operating activities:
     Net income                                                 $  6,144,639   $ 4 ,010,055

     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of loan premiums and debt issuance costs         8,052,055      5,560,642
     Deferred tax expense (benefit)                                   50,000        (60,000)
     Provision for loan losses, net of charge offs                   (93,778)      (128,071)
     (Increase) decrease in accrued interest receivable             (190,872)       419,338
     Decrease in accrued interest payable                           (575,199)    (1,693,807)
     (Decrease) increase in other liabilities                       (106,231)     1,081,937
     Increase in due from affiliates                                (116,023)            --
     (Decrease) increase in due to affiliates                     (1,833,034)     2,315,656
                                                                -------------  -------------
        Net cash provided by operating activities                 11,331,557     11,505,750
                                                                -------------  -------------
Cash flows from investing activities:
     Purchases of student loans, including premiums             (139,849,664)  (287,181,877)
     Proceeds from sale of student loans                                  --    228,975,656
     Net proceeds from student loan principal payments
     and loan consolidations                                     208,878,957    137,936,430
     Increase in restricted cash - held by trustee               (12,971,793)   (21,691,088)
                                                                -------------  -------------
        Net cash provided by investing activities                 56,057,500     58,039,121
                                                                -------------  -------------
Cash flows from financing activities:
     Payments on notes payable                                   (68,200,000)   (69,300,000)
     Capital contribution from parent                                730,000        228,087
     Return of capital to parent                                          --       (500,000)
                                                                -------------  -------------
        Net cash used in financing activities                    (67,470,000)   (69,571,913)
                                                                -------------  -------------

Net decrease in cash and cash equivalents                            (80,943)       (27,042)

Cash and cash equivalents, beginning of period                       148,025         29,268
                                                                   ----------     ----------

Cash and cash equivalents, end of period                             $67,082         $2,226
                                                                     ========        =======
Supplemental disclosures of cash flow information:
     Interest paid                                               $30,874,056    $55,972,691
                                                                 ============   ============
     Income taxes paid to parent                                  $5,355,417       $     --
                                                                  ===========      =========

See accompanying notes to financial statements.

NELNET STUDENT LOAN CORPORATION-1
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes") and is an "asset-backed issuer" as that term is defined in Rule 15d-14(g) under the Securities Exchange Act of 1934. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

        REVENUES. Revenues for the three months ended September 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $5,620,627 from $23,201,109 for the three months ended September 30, 2001 to $17,580,482 for the three months ended September 30, 2002. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the three months ended September 30, 2002 and 2001 was approximately $1,255,000,000 and $1,328,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended September 30, 2002 and 2001 was 5.60% and 6.99%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $283,208 from $493,934 for the three months ended September 30, 2001 to $210,726 for the three months ended September 30, 2002. The decrease in investment interest was a result of a decreased average restricted cash balance, which was used to acquire student loans along with lower interest rates on investments in the current fiscal year and a declining Reserve Fund balance.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $5,662,619 from $15,407,020 for the three months ended September 30, 2001 to $9,744,401 for the three months ended September 30, 2002. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the three months ended September 30, 2002 and 2001, the Company's average Notes outstanding was approximately $1,340,000,000 and $1,429,000,000, respectively, and the average annual cost of borrowings was 2.91% and 4.31%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $3,027,512 for the three months ended September 30, 2002, as compared to $3,173,166 for the three months ended September 30, 2001, a decrease of $145,654. Amortization of loan premiums increased by $1,448,221 from $1,789,417 for the three months ended September 30, 2001 to $3,237,638 for the three months ended September 30, 2002. This increase is attributable to an increase in the rate of amortization due to more prepayments and consolidations.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $71,223 for the three months ended September 30, 2002, compared to $572,310 for the three months ended September 30, 2001. The decrease in income tax expense was a result of a lower net income before income tax expense for the three months ended September 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income tax expense was 36%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $126,619 for the three months ended September 30, 2002 and $1,017,440 for the three months ended September 30, 2001. The decrease in net income is a direct result of an increase in the amount recognized for amortization of loan premiums. Amortization of loan premiums out weighed any increase in net income that would have been attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment, the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $41,992 from $7,794,089 (interest margin percentage of 2.35%) for the three months ended September 30, 2001 to $7,836,081 (interest margin percentage of 2.50%) for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

        REVENUES. Revenues for the nine months ended September 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans decreased by $17,391,920 from $77,841,660 for the nine months ended September 30, 2001 to $60,449,740 for the nine months ended September 30, 2002. The decrease in revenues is attributable to a declining interest rate environment during the current fiscal year along with a reduced investment in student loans. The Company's average net investment in student loans during the nine months ended September 30, 2002 and 2001 was approximately $1,274,000,000 and $1,349,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the nine months ended September 30, 2002 and 2001 was 6.33% and 7.70%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $1,211,083 from $1,957,266 for the nine months ended September 30, 2001 to $746,183 for the nine months ended September 30, 2002. The decrease in investment interest was a result of a decreased average restricted cash balance, which was used to acquire student loans along with lower interest rates on investments in the current fiscal year and a declining Reserve Fund balance.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $23,980,027 from $54,278,884 for the nine months ended September 30, 2001 to $30,298,857 for the nine months ended September 30, 2002. This decrease in expenses is attributable to a decrease in interest rates during the current fiscal year and a lower outstanding Notes balance. For the nine months ended September 30, 2002 and 2001, the Company's average Notes outstanding was approximately $1,362,000,000 and $1,452,000,000, respectively, and the average annual cost of borrowings was 2.97% and 4.98%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $9,289,711 for the nine months ended September 30, 2002, as compared to $9,416,407 for the nine months ended September 30, 2001, a decrease of $126,696. Amortization of loan premiums increased by $2,491,412 from $4,709,385 for the nine months ended September 30, 2001 to $7,200,797 for the nine months ended September 30, 2002. This increase is attributable to an increase in the rate of amortization due to more prepayments and consolidations. Provision for loan losses increased by $5,000, from $350,000 for the nine months ended September 30, 2001 to $355,000 for the nine months ended September 30, 2002. An increased provision expense was recognized in order to reflect the appropriate allowance amounts in relation to the estimated defaults.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $3,456,360 for the nine months ended September 30, 2002, compared to $2,255,656 for the nine months ended September 30, 2001. The increase in income tax expense was a result of a higher net income before income tax expense for the nine months ended September 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income tax expense was 36%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $6,144,639 for the nine months ended September 30, 2002 and $4,010,055 for the nine months ended September 30, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment, the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $6,588,107 from $23,562,776 (interest margin percentage of 2.33%) for the nine months ended September 30, 2001 to $30,150,883 (interest margin percentage of 3.16%) for the nine months ended September 30, 2002.

        For the nine months ended September 30, 2002, there were no unusual or infrequent events or transactions that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the

Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $69,344,000 as of September 30, 2002. The restricted cash includes cash held by the trustee in an Acquisition and Revenue Fund of approximately
$48,314,000 and cash held by the trustee in a Reserve Fund of approximately $21,030,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net decrease in cash and cash equivalents of $80,943 for the nine months ended September 30, 2002. This net change consists of (1) net cash provided by operating activities of approximately $11,332,000 due primarily to an increase in net income and amortization of loan premiums, offset by a decrease in due to affiliates, (2) net cash provided by investing activities of approximately $56,058,000 due to the proceeds from student loan principal payments, net of student loan purchases and (3) net cash used in financing activities of $67,470,000 due to payments on the Notes, net of capital contributions by the parent.

        The Company purchased student loans, including unamortized premiums, from affiliates of approximately $23,700,000 for the nine months ended September 30, 2002 and $233,800,000 for the nine months ended September 30, 2001. No student loans were sold to affiliates for the nine months ended September 30, 2002 compared to approximately $229,000,000 of loans sold, including unamortized premiums, for the nine months ended September 30, 2001. These sales were made at amortized cost.

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

ITEM 4. CONTROLS AND PROCEDURES

        Not applicable

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

        99.1 Certification Pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002of the Chief Executive Officer of the Company is filed herewith.

        99.2 Certification Pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002of the Chief Financial Officer of the Company is filed herewith.

REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NELNET STUDENT LOAN CORPORATION-1



                                        By: /s/ Stephen F. Butterfield
                                           -------------------------------------
                                             Stephen F. Butterfield, President
                                             (Chief Executive Officer)



                                        By: /s/ Jeffrey Noordhoek
                                           -------------------------------------
                                             Jeffrey Noordhoek, Treasurer
                                             (Principal Financial Officer)


                                        Date: November 14, 2002